Form 10-Q
period 1999-03-31
MAPQUEST COM INC
filed 1999-06-17
CIK 1078284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number:  333-72667

                               MapQuest.com, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                   36-3949110
(State or other jurisdiction of              (I.R.S. Employer ID No.)
 incorporation or organization)


               3710 Hempland Road, Mountville, Pennsylvania 17554
                    (Address of principal executive offices)

                                 (717) 285-8500
              (Registrant's telephone number, including area code)

                                       N/A
                 (Former name, former address and former fiscal
                      year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

         ALTHOUGH THE REGISTRANT  HAS FILED ALL REPORTS  REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS, THE REGISTRANT DID NOT BECOME SUBJECT TO SUCH FILING REQUIREMENTS UNTIL THE REGISTRATION OF CERTAIN SHARES OF ITS COMMON STOCK PURSUANT TO A REGISTRATION STATEMENT ON FORM S-1 (THE "REGISTRATION STATEMENT") WAS DECLARED EFFECTIVE BY THE SECURITIES AND EXCHANGE COMMISSION ON MAY 3, 1999.

         The number of shares outstanding of the Registrant's classes of common stock as of May 31, 1999 was 32,166,699.

                               MAPQUEST.COM, INC.

                                      INDEX


                                                                        PAGE

         INDEX                                                           3

PART I.  FINANCIAL INFORMATION:                                          4

         Item 1.    Financial Statements:                                4
                    Balance Sheets as of March 31, 1999
                    (unaudited) and December 31, 1998                    5

                    Unaudited Statements of Operations for the
                    three months ended March 31, 1999 and 1998           6

                    Unaudited Statements of Cash Flows for the
                    three months ended March 31, 1999 and 1998           7

                    Notes to Unaudited Interim Financial Statements      8

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       12

         Item 3.    Quantitative and Qualitative Disclosure About
                    Market Risk                                         18

PART II.  OTHER INFORMATION                                             18

         Item 1.    Legal Proceedings                                   18
         Item 2.    Changes in Securities and Use of Proceeds           18
         Item 3.    Defaults upon Senior Securities                     19
         Item 4.    Submission of Matters to a Vote of Security Holders 19
         Item 5.    Other Information                                   19
         Item 6.    Exhibits and Report on Form 8-K                     19
         Item 7.    Signatures                                          20

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements.


                                             MAPQUEST.COM, INC.
                                               BALANCE SHEETS
                             (in thousands, except share and per share amounts)

                                                                       December 31            March 31
                                                                          1998                  1999
                                                                   ------------------- ----------------------
                              ASSETS                                                        (Unaudited)

Current assets:
   Cash and cash equivalents                                         $    564            $    154
   Accounts receivable, net of allowance for
     doubtful accounts (1998--$470; 1999--$501)                         6,647               5,920
   Accounts receivable-affiliates                                         128                 146
   Inventories                                                          1,365               1,175
   Contract work in progress                                              147                 356
   Prepaid expenses and other current assets                              482                 412
                                                                   ------------------- ----------------------
            Total current assets                                        9,333               8,163
Property and equipment, net of accumulated
   depreciation  (1998--$3,433; 1999--$3,730)                           1,844               2,171
Goodwill, net                                                             178                 171
Other assets                                                               95                  66
                                                                   ------------------- ----------------------
            Total assets                                             $ 11,450            $ 10,571
                                                                   =================== ======================

              LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Line of credit                                                    $      -            $    900
   Accounts payable                                                     1,715               1,196
   Current portion of note payable                                         48                  34
   Accrued personnel costs                                                562                 614
   Advance billings on contracts                                          498                 937
   Deferred revenue                                                     1,208               1,205
   Other accrued liabilities                                            1,001               2,070
                                                                   ------------------- ----------------------
            Total current liabilities                                   5,032               6,956
                                                                   ------------------- ----------------------
Convertible  Redeemable  Preferred  Stock-Series  A,  voting,
  $1.00  per  share redemption value, aggregate liquidation
  preference of $6,550;
    Issued and outstanding shares, 1998 and 1999--6,550,000;            6,550               6,550
Cumulative  Redeemable  Preferred  Stock-Series  B,  nonvoting,
  $6.15 per share redemption  value,  aggregate  liquidation preference  of  $8,332 in 1998 and $8,603 in 1999:
    Issued and outstanding shares, 1,354,802 in 1998
       and 1,398,835 in 1999;                                           8,332               8,603
Convertible  Redeemable  Preferred  Stock-Series  C,  voting,
  $3.51  per  share redemption value, aggregate liquidation
  preference of $12,268
    Issued and outstanding shares, 3,495,354 in 1998
       and 1999                                                        11,595              11,633
Notes receivable arising from issuance of preferred stock                (291)               (291)
Stockholders' deficit:
   Common stock-$.001 par value:
      Authorized shares-20,000,000
      Issued and outstanding shares, 336,028 in 1998 and
       336,244 in 1999                                                      -                   -
   Additional paid in capital                                             140                 140
   Retained deficit                                                   (19,908)            (23,020)
                                                                   ------------------- ----------------------
            Total stockholders' deficit                               (19,768)            (22,880)
                                                                   ------------------- ----------------------
            Total liabilities and stockholders' deficit              $ 11,450            $ 10,571
                                                                   =================== ======================

See accompanying notes to the financial statements.

                                             MAPQUEST.COM, INC.
                                          STATEMENTS OF OPERATIONS
                                                (Unaudited)
                             (in thousands, except share and per share amounts)

                                                                                      Three Months Ended
                                                                                             March 31,
                                                                                    1998               1999
                                                                           --------------------------------------


Revenues
       Business                                                                    $1,720             $2,006
       Consumer                                                                       292              1,022
                                                                           --------------------------------------
       Total business and consumer revenues                                         2,012              3,028
       Digital mapping                                                              3,538              3,128
                                                                           --------------------------------------
               Total revenues                                                       5,550              6,156

Cost of revenues
       Business and consumer                                                        1,130              1,925
       Digital mapping                                                              2,524              2,540
               Total cost of revenues                                               3,654              4,465
                                                                           --------------------------------------

Gross profit                                                                        1,896              1,691
Operating expenses
       Sales and marketing                                                          1,483              2,809
       Product development                                                            877                784
       General and administrative                                                     465                938
                                                                           --------------------------------------
               Total operating expenses                                             2,825              4,531
                                                                           --------------------------------------
Operating loss                                                                       (929)            (2,840)

Interest income and expense, net                                                       23                  2
Other income                                                                           47                 35
                                                                           --------------------------------------
Loss before provision for income taxes                                               (859)            (2,803)
Provision for income taxes                                                              -                  1
                                                                           --------------------------------------
                Net loss                                                            $(859)           $(2,804)
Less preferred stock dividends and accretion                                         (292)              (309)
                                                                           --------------------------------------
Net loss applicable to common stockholders                                        $(1,151)           $(3,113)
                                                                           ======================================
Basic and diluted loss per share                                                   $(4.30)            $(9.26)
                                                                           ======================================
Shares used to compute basic and diluted loss per share                           267,375            336,233
                                                                           ======================================
Pro forma basic and diluted loss per share                                         $(0.03)            $(0.10)
                                                                           ======================================
Shares used to compute pro forma basic and diluted loss per share              27,927,813         28,032,210
                                                                           ======================================

See accompanying notes to the financial statements.

                                         MAPQUEST.COM, INC.
                                      STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                           (in thousands)


                                                                           Three months ended
                                                                                March 31,
                                                                    ---------------------------------
                                                                          1998            1999
                                                                    ---------------------------------

Operating activities

Net loss                                                              $    (859)        $    (2,804)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                300                 295
Amortization                                                                  7                   8
Provision for doubtful accounts                                              92                  41
Equity in earnings of joint venture                                         (38)                (31)
Changes in operating assets and liabilities:
   Accounts receivable                                                     (191)                746
   Accounts receivable-affiliates                                            67                 (18)
   Inventories                                                             (528)                189
   Contract work in progress                                                (69)               (209)
   Prepaid expenses                                                         312                  70
   Other assets                                                             (25)                  -
   Accounts payable                                                        (272)               (520)
   Advance billings on contracts                                            (64)                439
   Deferred revenue                                                         356                  (3)
   Accrued personnel costs and other liabilities                              5               1,123
                                                                    ---------------------------------
Net cash used in operating activities                                      (907)               (674)

Investing activities
Property and equipment purchases                                           (237)               (622)
                                                                    ---------------------------------
Net cash used in investing activities                                      (237)               (622)

Financing activities
Borrowings under line of credit                                               -                 900
Principal payments on debt                                                  (12)                (14)
Exercise of common stock options                                              3                   -
                                                                    ---------------------------------
Net cash provided by ( used in ) financing activities                        (9)                886

Net decrease in cash and cash equivalents                                (1,153)               (410)
                                                                    ---------------------------------
Cash and cash equivalents, beginning of period                            2,482                 564

Cash and cash equivalents, end of period                              $   1,329       $         154
                                                                    =================================
Supplemental cash flow information
Stock dividends paid on Preferred Stock Series B                      $     254       $         271
                                                                    =================================

See accompanying notes to the financial statements.


                               MAPQUEST.COM, INC.

                        Notes to the Financial Statements
                                 March 31, 1999
                                   (Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998 included in MapQuest.com, Inc.'s ("MapQuest") Form S-1 Registration Statement, as declared effective on May 3, 1999 with the Securities and Exchange Commission in connection with an initial public offering of MapQuest common stock ("Registration Statement"). See note 7 for further discussion of the initial public offering.


2. Inventories

         Inventories are comprised of the following:

                                         December 31,       March 31,
                                             1998             1999
                                      ------------------ ---------------
                                              ( in thousands )

         Materials                     $        96        $     239
         Work-in-process                       336              205
         Finished goods                        933              731
                                      ------------------ ---------------
                                       $     1,365        $   1,175
                                      ================== ===============


3. Comprehensive Income

MapQuest has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. MapQuest's comprehensive net loss was the same as its net loss for the three months ended March 31, 1998 and 1999.

4. Loss Per Share

    The following table sets forth the computation of basic and diluted loss per share:


                                                           Three months ended
                                                                March 31,
                                        ---------------------------------------------------------
                                                   1998                         1999
                                        ---------------------------------------------------------
                                                  (in thousands, except loss per share)


Numerator:
   Net loss.......................        $        (859)                 $       (2,804)
   Preferred stock dividends......                 (254)                           (271)
   Accretion of redeemable
      preferred stock.............                  (38)                            (38)
                                          --------------                 ---------------

Numerator for loss per share
   applicable to common
   stockholders...................        $      (1,151)                 $       (3,113)
                                          ==============                 ===============

Denominator:
   Denominator for basic and
      diluted loss per
      share--weighted-average
      shares......................                  267                             336
                                          ==============                 ===============
Basic and diluted loss per common         $       (4.30)                 $        (9.26)
                                          ==============                 ===============
   share..........................

The following securities and number of shares have been excluded from the diluted loss per share computation as they are antidilutive:


                                                                             Three months ended
                                                                                 March 31,
                                                           ------------------------------------------------------
                                                                      1998                       1999
                                                           -------------------------- ---------------------------
                                                                               (in thousands)


Convertible redeemable preferred stock Series A.......              6,550                        6,550
Convertible redeemable preferred stock Series C.......              3.495                        3,495
Stock options.........................................              3,419                        5,907
Stock warrants........................................              1,751                        2,315


The following table sets forth the computation of pro forma basic and diluted loss per share, giving consideration to MapQuest's initial public offering discussed in Note 7 and assuming conversion of the shares of Series A Preferred Stock and Series C Preferred Stock to shares of common stock and the redemption of the shares of Series B Preferred Stock outstanding at March 31, 1999 and March 31, 1998 using an initial public offering price of $15 per share and assuming such conversion and redemption occurred at the beginning of the respective periods.


                                                                               Three months ended
                                                                                   March 31,
                                                             ------------------------------------------------------
                                                                       1998                        1999
                                                             -------------------------  ---------------------------
                                                                     (in thousands, except loss per share)


Numerator:
   Net loss applicable to common shareholders..........           $    (1,151)                $   (3,113)
   Redeemable preferred stock--Series C accretion.......                   38                         38
   Preferred stock dividends on cumulative preferred
      stock--Series B...................................                  254                        271
                                                             -------------------------  ---------------------------

   Numerator for pro forma basic and diluted loss per
      share............................................           $     (859)                $   (2,804)
Denominator:
   Weighted-average number of common shares............                  267                        336
   Assumed conversion of preferred shares to common
      shares...........................................               27,122                     27,122
   Assumed issuance of common shares to redeem
      Series B Preferred Stock.........................                  539                        574
                                                             -------------------------  ---------------------------

   Denominator for pro forma basic and diluted loss
      per share........................................               27,928                     28,032
   Pro forma basic and diluted loss per share..........           $    (0.03)                $    (0.10)


5.   Segment Information

MapQuest has two reportable segments: MapQuest Business/Consumer and Digital Mapping Services. The MapQuest Business/Consumer segment provides products and services to address the web-based destination information needs of both businesses and consumers. Business and Consumer revenues and costs are combined for this segment because a significant portion of the costs, primarily compensation for operations personnel and related operations costs, are common to both Business and Consumer revenues and are not allocated. The Digital Mapping Services segment provides non-Internet mapping products and services to the education, reference, directory, travel and governmental markets as well as providing customized mapping solutions to various other customers. Revenues are derived principally from the United States.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Registration Statement. MapQuest evaluates performance based on gross profit and does not allocate assets to the reportable segments since management does not evaluate segment performance based on asset information and common assets are used in the segments.

MapQuest's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.



                                                                  Three months ended
                                                                       March 31,
                                                        ---------------------------------------
                                                               1998                1999
                                                        ------------------  -------------------
                                                                    (in thousands)


Business segment revenues:
MapQuest consumer/business-trade......................        $ 2,012             $ 3,028
Digital mapping services-trade........................          3,538               3,128
                                                        ------------------  -------------------
Total.................................................        $ 5,550             $ 6,156

Business segment profit:
MapQuest consumer/business............................            882               1,103
Digital mapping services..............................          1,014                 588
                                                        ------------------  -------------------

Total segment profit..................................          1,896               1,691
Reconciling items:
Operating expenses....................................         (2,825)             (4,531)
Other and interest income.............................             70                 37
                                                        ------------------  -------------------
Pre-tax loss..........................................        $  (859)            $(2,803)
                                                        ==================  ===================



6. Contingent Matters

On December 14, 1998, Mark Tornetta filed a lawsuit against Moore U.S.A., Inc. in the United States District Court for the Eastern District of Pennsylvania. MapQuest is defending this matter pursuant to an indemnity provision in its contract with Moore U.S.A., Inc. Mr. Tornetta's patent describes a specific method for searching real estate properties, which Mr. Tornetta alleges is infringed by Moore U.S.A., Inc.'s online and other real estate services. A motion to dismiss was filed on behalf of Moore, based on the failure to join another company as the patent owner and real party in interest. Tornetta did not oppose the motion, and the case was dismissed on April 30, 1999. However, there is a possibility the action may be refiled, naming both Moore and MapQuest as defendants.

On January 26, 1999, Civix-DDI, LLC filed a lawsuit in the United States District Court for the District of Colorado against twenty different defendants, including MapQuest. Eight of these defendants are licensees of MapQuest's technology and may have rights to indemnification under their respective agreements or at law. The complaint alleged infringement by MapQuest of two patents, through, for example, the manufacture, use, sale, and offer to sell electronic yellow page services systems and products. On May 3, 1999, MapQuest and Civix entered into a license agreement, dated May 3, 1999, pursuant to which MapQuest acquired a license under the Civix patents. The license agreement also provides certain rights to customers and end users of MapQuest products and services. Pursuant to the license agreement, MapQuest paid a one-time license fee. In connection with the acquisition of the license, MapQuest and Civix agreed to settle the lawsuit and to jointly seek entry in the lawsuit of an agreed-upon order dismissing MapQuest from the lawsuit and dismissing certain claims against MapQuest's co-defendant customers relating to their use and sale of MapQuest products and services. The order was entered by the Court on May 18, 1999.

MapQuest periodically receives notices of claims arising out of the normal course of business. In the opinion of management, these matters will not have a material adverse effect on MapQuest's business, financial condition, results of operations, or liquidity.


7.  Subsequent Events

In May 1999, MapQuest completed an initial public offering of 4,600,000 shares of its common stock at a public offering price of $15 per share, which generated approximately $62.1 million in net proceeds to MapQuest.

Upon the closing of MapQuest's initial public offering in May 1999, all of the outstanding shares of MapQuest's Series A and Series C Preferred Stock were converted into 27,122,455 shares of common stock and all of the outstanding shares of MapQuest's Series B Preferred Stock were redeemed for approximately $8.6 million.

During April 1999, the Board of Directors and the stockholders authorized a 2.7 for 1 split of MapQuest's common stock. In addition, the Board of Directors and the stockholders authorized and approved the amendment and restatement of MapQuest's Certificate of Incorporation such that MapQuest will have the authority to issue an aggregate of 105,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, par value $0.01 per share. This amended and restated Certificate of Incorporation became effective upon the effectiveness of MapQuest's Registration Statement. All references to common shares, per common share, and par value per common share, except for references to authorized common shares, in the financial statements have been restated to give effect to the common stock split and change in par value per common share. Upon the effectiveness of MapQuest's Registration Statement, MapQuest adopted the 1999 Stock Plan for which 3,645,000 shares of common stock were reserved for future issuance and established an employee stock purchase plan under which a total of 1,755,000 shares of common stock will be made available for sale.

During June 1999, in connection with MapQuest's initial public offering, the underwriters of the initial public offering exercised their over-allotment option for 597,990 shares of MapQuest's common stock at the initial public offering price of $15 per share, which generated approximately $8.3 million in net proceeds to MapQuest.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this quarterly report on Form 10-Q (The "Form 10-Q" or the "Report") and MapQuest's Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in MapQuest's Registration Statement on Form S-1 (The "Form S-1") as declared effective by the Securities and Exchange Commission on May 3, 1999.

         THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF MAPQUEST CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND THE FUTURE PERFORMANCE OF MAPQUEST WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1993, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. INVESTORS ARE CAUTIONED THAT SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH IN MAPQUEST'S FORM S-1, PARTICULARLY

UNDER THE SECTION ENTITLED "RISK FACTORS." MAPQUEST UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Overview

MapQuest is a leading online provider of mapping and destination information. MapQuest provides comprehensive online mapping solutions to businesses and provides customized maps, destination information and driving directions to consumers. MapQuest has three lines of business: Internet business products and services, Internet consumer products and services and digital mapping products and services.

   Since 1967, MapQuest has provided traditional cartographic products and services. In 1989, MapQuest began offering digital mapping products and services. Beginning in 1991, MapQuest introduced map-generating products and services which evolved into online mapping and routing applications. During the first quarter of 1996, MapQuest launched mapquest.com and initiated sales and marketing efforts to build brand awareness and to generate advertising revenues from its website. In the third quarter of 1996, MapQuest began providing online mapping and destination information products and services from its website to companies with an Internet presence and to high-traffic websites offering users a wide range of information and services on their websites, which are commonly referred to as portal websites. In 1997, MapQuest increased its focus on its Internet business and consumer lines of business by devoting significant resources to the mapquest.com website and to its other Internet products and services. In 1998, MapQuest introduced its MapQuest Enterprise Server.
MapQuest's Enterprise Server is designed to provide mapping and routing capability to high volume websites.

         MapQuest derives its revenues from three lines of business:

         Business Products and Services. MapQuest provides Internet products and services to companies with an Internet presence and to portal websites. These companies typically contract for MapQuest's services on an annual basis in consideration for a service fee based on usage and an initial set-up fee.
MapQuest recognizes service fees ratably over the period of the service. Revenues from set-up fees are recognized upon completion of the related installation services. Revenues from software and data licenses relating to MapQuest business products are recognized upon delivery of the product. Further, under those agreements where MapQuest has a maintenance or upgrade obligation, MapQuest recognizes revenue from these obligations over the period of the obligation. Revenues from systems integration contracts, typically long-term fixed-price contracts, are recognized on the percentage-of-completion method. MapQuest has also historically provided business products and services for non-Internet applications by licensing software and data and by providing professional services on a time and material basis or a fixed-fee basis.

         Consumer Products and Services. Through mapquest.com, MapQuest derives revenues primarily from the sale of advertising and sponsorships. Advertising rates vary depending on whether the advertisements are delivered to a general audience or a targeted audience based on specific geographic location. Advertising revenues are typically recognized ratably over the period in which the advertisements are displayed, provided that no significant obligations remain and the collection of the resulting receivable is likely. MapQuest may guarantee its advertisers a pre-set level of impressions on mapquest.com. Impression refers to a delivery of an advertisement to a user. If the guaranteed impressions are not met, MapQuest defers recognition of the corresponding revenue until the guaranteed impressions are achieved. Sponsorship contracts may have longer terms and may allow sponsors to be exclusive sponsors of portions of mapquest.com or particular advertising categories.

         Digital Mapping Products and Services. MapQuest derives revenues from providing digital mapping services to businesses and from the sale of mapping products to distributors, retailers, and corporate customers. MapQuest typically receives fees and payments on a time and material basis or a fixed fee basis. Revenues from these services are recognized when the services are rendered. In addition, revenues from long-term contracts are recognized on the percentage-of-completion method, measured as the number of hours incurred to date as a percentage of estimated total labor hours for each contract. MapQuest also licenses software and data for a license fee and/or royalties. License fees are recognized upon delivery of the software and data. Royalty revenue is recognized upon receipt of payment. With respect to the sale of mapping products, MapQuest is paid negotiated amounts, depending on volume, from retailers and distributors, subject to minimum sales and return arrangements.

Results of operations

Revenues

         Revenues increased from $5.6 million for the three months ended March 31, 1998 to $6.2 million for the three months ended March 31, 1999. This period-to-period growth was primarily attributable to increased Internet related revenues as a result of both an increase in the number of advertisers on mapquest.com and an increase in the number of business clients requiring internet mapping services. This growth was partially offset by lower digital mapping services volume as compared to the same period in 1998.

Cost of Revenues

         Cost of revenues consists primarily of compensation for operations personnel and related operations costs, including depreciation of operating assets, third-party data and royalties, print and paper costs for printed products, and subcontractor costs. Cost of revenues increased to $4.5 million for the three months ended March 31, 1999 from $3.7 million for the three months ended March 31, 1998. This increase was due to increased costs associated with adding staff and related expenses required to support the expansion of our Internet products and services as the mapquest.com website traffic grew and as the number of business clients grew.

Operating Expenses

         Sales and Marketing

         Sales and marketing expenses consist primarily of salaries, commissions, travel-related expenses, sales promotion expenses, public relations expenses and costs of marketing materials. Sales and marketing expenses were $2.8 million for the three months ended March 31, 1999 and $1.5 million for the three months ended March 31, 1998. As a percentage of revenues, these expenses were 45.6% for the three-month period ended March 31, 1999 versus 26.7% for the comparable period in 1998. This period-to-period increase was primarily attributable to MapQuest's marketing promotions and advertising efforts as well as increased sales and marketing personnel and related expenses. We believe that sales and marketing expenses will continue to increase in the future as we continue to expand our direct sales force and further promote our products and services.

         Product Development

         Product  development   expenses  consist  primarily  of  the  costs  of
developing new products and services and modifying existing products and services, including software and data. These expenses consist primarily of salaries for product development personnel and related expenses, contract labor expense and consulting fees. Product development expenses were $.8 million for the three months ended March 31, 1999 and $.9 million for the three months ended March 31, 1998. As a percentage of revenues, these expenses were 12.7% for the three-month period ended March 31, 1999 versus 15.8% for the comparable period in 1998. This period-to-period decrease was attributable to decreased printed product development expenses partially offset by increased business and consumer product development expenses. We believe that continued investment in business and consumer product development expenses is essential to attaining our strategic objectives and as a result, we expect product development expenses to increase in the future.

         General and Administrative

         General and administrative expenses consist primarily of salaries and related expenses for general corporate functions, including executive, accounting and administrative personnel, and legal expenses. General and administrative expenses were $.9 million for the three months ended March 31, 1999 and $.5 million for the three months ended March 31, 1998. As a percentage of revenues, these expenses were 15.2% for the three-month period ended March 31, 1999 and 8.4% for the three-month period ended March 31, 1998. This period-to-period increase was primarily attributable to increased salaries and related expenses associated with hiring additional personnel as a result of company growth. We expect that we will incur additional costs due to hiring additional personnel related to being a publicly held entity, including directors' and officers' liability insurance and professional service fees.

         Income Taxes

         MapQuest paid no income taxes for the three months ended March 31, 1998 and paid less than $.1 million in taxes for the three months ended March 31, 1999, as MapQuest has incurred net operating losses for those periods. Due to the uncertainty of future profitability, MapQuest has not recognized any potential future tax benefits of net operating loss carryforwards.

         Liquidity and Capital Resources

MapQuest has financed its operations to date primarily through the private placement of equity securities, funds from operations and bank borrowings. As of March 31, 1999, MapQuest had $.2 million of cash and cash equivalents.

Net cash used in operating activities was $.9 million for the three months ended March 31, 1998 and $.7 million for the three months ended March 31, 1999. In both periods cash used by operating activities was primarily a result of a net loss.

Net cash used in investing activities was $.2 million for the three months ended March 31, 1998 and $.6 million for the three months ended March 31,1999. Cash used in each period was directly related to property and equipment purchases.

Net cash used in financing activities was insignificant for the three months ended March 31, 1998 and net cash provided by financing activities was $.9 million for the three months ended March 31,1999. In 1999, the net increase of $.9 million consists of $.9 million of bank borrowings.

MapQuest's capital commitments for the three months ended March 31, 1998 and the three months ended March 31, 1999 consisted of obligations under facilities and equipment operating leases. Management anticipates that MapQuest will experience an increase in its capital expenditures and lease commitments consistent with its anticipated growth in operations, infrastructure and personnel and additional resources devoted to building its brand name and building marketing and sales forces.

MapQuest has a revolving demand credit facility with First Union Bank, N.A. in the amount of $5.0 million which bears interest at First Union Bank's prime rate or fixed rates as offered by First Union Bank or LIBOR plus 1.75%. Borrowings are secured by MapQuest's accounts receivable and are limited to the lesser of $5.0 million or 80% of the net eligible accounts receivable that are within 90 days of invoice. As of December 31,

1998 there were no borrowings under this credit facility. As of March 31,1999 borrowings under this facility were $.9 million.

In May 1999, MapQuest completed an initial public offering of 4,600,000 shares of its common stock at a public offering price of $15 per share, which generated approximately $62.1 million in net proceeds to MapQuest.

Upon the closing of MapQuest's initial public offering in May 1999, all of the outstanding shares of MapQuest's Series A and Series C Preferred Stock were converted into 27,122,455 shares of common stock and all of the outstanding shares of MapQuest's Series B Preferred Stock were redeemed for approximately $8.6 million.

During June 1999, in connection with MapQuest's initial public offering, the underwriters of the initial public offering exercised their over-allotment option for 597,990 shares of MapQuest's common stock at the initial public offering price of $15 per share, which generated approximately $8.3 million in net proceeds to MapQuest.

MapQuest believes that the net proceeds of its initial public offering and the conversion by holders of Redeemable Series A and Series C Preferred stock to common stock, together with its existing cash and cash equivalents and available borrowings, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. MapQuest believes that its future capital requirements will depend on many factors, including the level of investment in new technologies and improvements to existing technologies and the levels of monthly expenses required to launch new products and services.

Contingent Matters

         Refer to Note 6 of the Notes to the Financial Statements for a discussion of legal contingencies.

Year 2000

         The Year 2000 issue is the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, an inability to process transactions, send invoices or engage in similar normal business activities. MapQuest may be affected by Year 2000 issues related to non-compliant information technology ("IT") systems or non-IT systems operated by MapQuest or third parties. MapQuest's IT systems consist of software and data developed either in-house or purchased from third parties, and hardware purchased from vendors.

         State of Readiness. MapQuest has completed a preliminary assessment of its information technology systems, which includes but is not limited to, the hardware and software necessary to provide and deliver mapquest.com. MapQuest is continuing to perform assessments of its non-information technology systems, which include many of the building and office equipment and systems. To date, MapQuest's assessment has consisted of the following steps:

         o establishing a Year 2000 Committee in the third quarter of 1998 consisting of managers from all relevant functional areas of the company;

         o identifying and evaluating all software and hardware upon which MapQuest is dependent;

         o     contacting   third-party   vendors  of  hardware,   software  and
               services, including database providers that MapQuest utilizes;

         o     contacting  material   non-information   technology  systems  and
               service providers;

         o developing and formalizing procedures to implement necessary remedial measures; and

         o assessing the need for and developing a business contingency plan.

         As of the end of the first quarter of 1999 MapQuest has performed the following:

         o the Committee has reviewed all functional areas of MapQuest and has identified various systems and software programs that are not Year 2000 compliant;

         o MapQuest has performed a Year 2000 simulation on a majority of its proprietary systems, products and services to test system and product readiness;

         o based on the results of its Year 2000 simulation tests, MapQuest has revised and continues to revise its code as necessary to improve the Year 2000 compliance of its proprietary systems;

         o MapQuest is continuing to upgrade and test all other hardware and software used in its operations;

         o MapQuest's hosting service provider, Qwest, has stated that it has established a dedicated Year 2000 Program Office to address the compliance functions of its affected systems and is actively preparing its systems for the Year 2000;

         o MapQuest has identified all vendors of material hardware and software components of its IT systems, and has contacted its principal vendors of hardware, software, and data providers;

         o Management is continuing the process of working with its hardware and software providers to assure that MapQuest is prepared for the Year 2000; and

         o     MapQuest is currently assessing its non-IT systems.

         At this point in its assessment, MapQuest is not currently aware of any Year 2000 problems relating to these systems which would have a material effect on its business, financial condition or results of operations, without taking into account its efforts to avoid such problems. MapQuest plans to complete its Year 2000 assessment during the summer of 1999.

         Cost. To date, MapQuest has not incurred any material costs in connection with identifying and evaluating Year 2000 compliance issues. Most of its expenses have been related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. At this time, MapQuest does not possess the information necessary to estimate the potential costs of the replacement of third party software, hardware or services that are determined not to be Year 2000 compliant. Although MapQuest does not anticipate those amounts will be material, such expenses, if higher than anticipated, could have a material adverse effect on MapQuest's business, financial condition and operating results.

         Risks. Although MapQuest's assessment may be finalized without identifying any additional material non-compliant IT or systems operated by MapQuest or by third parties, a systemic failure beyond the control of MapQuest, such as a prolonged telecommunications or electrical failure is possible. This type of failure could prevent MapQuest from operating its business, prevent users from accessing its website, or change the behavior of advertising customers or persons accessing its website. MapQuest believes that the primary business risks, in the event of such systemic failure, would include but not be limited to, lost advertising revenues, lost business revenues, increased operating costs, loss of customers or persons accessing its website and servers, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract.

         Contingency Plan. As discussed above, MapQuest is engaged in an ongoing Year 2000 assessment. The results of MapQuest's further testing and the responses received from third-party vendors, service providers and customers will be taken into account in determining the nature and extent of any contingency plans.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         As of March 31, 1999, MapQuest has no significant exposure to market risk from financial instruments. Net proceeds from the initial public offering have been invested in short-term, interest bearing, investment grade obligations with various maturities ranging from one day to one year. Therefore, in the near term, MapQuest's primary exposure to market risk will result from interest rates associated with these investments.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Refer to Note 6 of the Notes to the Financial Statements.

Item 2.  Changes in Securities and Use of Proceeds

         (a)      Changes in Securities:

                           None.

         (b)      Use of Proceeds

         On May 3, 1999, the Securities and Exchange Commission declared MapQuest's Registration Statement on Form S-1 (No. 333-72667) effective. On May 7, 1999, MapQuest completed an initial public offering of an aggregate of 4,600,000 shares of MapQuest Common Stock at an offering price of $15.00 per share. The managing underwriters for the offering were BancBoston Robertson Stephens, Thomas Weisel Partners, LLC, U.S. Bancorp Piper Jaffray Inc. and Volpe Brown Whelan & Company, LLC. Net proceeds to MapQuest, after deducting underwriting discounts and commissions of $4,830,000 and offering expenses of approximately $2,070,000 were $62,100,000. On June 8, 1999, in connection with the aforementioned initial public offering, the managing underwriters exercised their over-allotment option for 597,990 shares of MapQuest's common stock at the initial public offering price of $15 per share which generated approximately $8.3 million in net proceeds to MapQuest. None of the expenses incurred in the offering were direct or indirect payments to directors, officers, or general partners of MapQuest or their associates, to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of MapQuest except in connection with the redemption of the Series B Preferred Stock.
MapQuest used approximately $8,600,000 of these proceeds to redeem all its Series B Preferred Stock. MapQuest has invested the remainder of the net proceeds in short-term, interest bearing investment grade obligations with various maturities ranging from one day to one year.

Item 3.  Defaults upon Senior Securities

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         In the first quarter of 1999, in a written consent of the stockholders of MapQuest, MapQuest changed its name from GeoSystems Global Corporation to MapQuest.com, Inc. and amended its Certificate of Incorporation to reflect such change.

         As of April 12, 1999, in a written consent of the stockholders of MapQuest, a majority of the holders of all outstanding shares of stock of MapQuest (which majority included a majority of the holders of all outstanding shares of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock) approved (a) the adoption of a recapitalization agreement, to be effective upon the effectiveness of the registration statement, in respect of the initial public offering whereby the holders of MapQuest's preferred stock outstanding prior to the initial public offering agreed to the termination of certain rights related to such preferred stock, (b) the 2.7 for 1 stock split, the increase in the authorized share capital of MapQuest to 90,000,000 shares of common stock, par value $0.001 per share, and 15,000,000 shares of preferred stock, par value $0.01 per share, and the amendment of the Certificate of Incorporation to reflect such stock split and increase to the authorized share capital (c) the adoption of the Amended and Restated Certificate of Incorporation of MapQuest giving MapQuest the authority to issue 100,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share, and the Amended and Restated Bylaws of MapQuest, both to be effective upon the effectiveness of the registration statement in respect of the initial public offering, (d) the adoption of Amendment No. 4 to the 1995 Stock Option Plan, (e) the 1999 Stock Plan, including the reservation of 3,645,000 shares thereunder, and the Employee Stock Purchase Plan, including the reservation of 1,755,000 shares thereunder, both to be effective upon the effectiveness of the registration statement in respect of the initial public offering and (f) the approval of a form of director's indemnification agreement to be entered into between MapQuest and its directors.

Item 5.  Other Information

                  None.

Item 6.  Exhibits and Report on Form 8-K

         (a)      The following exhibits are filed as part of this report:

                 11.1      Computation  of Basic and Diluted Net Loss Per Share:
                           Refer to Note 4 of the Notes to the Financial Statements.

                 27.1      Financial Data Schedule (First Quarter 1999)


         (b) MapQuest did not file any reports on Form 8-K during the three months ended March 31, 1999.

Item 7.  Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    June 17, 1999                   MAPQUEST.COM, INC.


                                         By:  /s/ James Thomas
                                              Chief Financial Officer
                                              (Principal Financial Officer)