Form 10-Q
period 1999-06-30
MAPQUEST COM INC
filed 1999-08-16
CIK 1078284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission File Number: 333-72667


                               MapQuest.com, Inc.
             (Exact name of registrant as specified in its charter)


           Delaware                                          36-3949110
           --------                                          ----------
(State or other jurisdiction of                       (I.R.S. Employer ID No.)
 incorporation or organization)


               3710 Hempland Road, Mountville, Pennsylvania 17554
               --------------------------------------------------
                    (Address of principal executive offices)


                                 (717) 285-8500
                                 --------------
              (Registrant's telephone number, including area code)


                                       N/A
                                       ---
                 (Former name, former address and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


         ALTHOUGH THE REGISTRANT  HAS FILED All REPORTS  REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS, THE REGISTRANT DID NOT BECOME SUBJECT TO SUCH FILING REQUIREMENTS UNTIL THE REGISTRATION OF CERTAIN SHARES OF ITS COMMON STOCK PURSUANT TO A REGISTRATION STATEMENT ON FORM S-1 (THE "REGISTRATION STATEMENT") WAS DECLARED EFFECTIVE BY THE SECURITIES AND EXCHANGE COMMISSION ON MAY 3, 1999.

         The number of shares outstanding of the Registrant's classes of common stock as of June 30, 1999 was 32,828,576.

                               MAPQUEST.COM, INC.

                                      INDEX

                                                                           PAGE
                                                                           ----

INDEX                                                                        3

PART I.           FINANCIAL INFORMATION:                                     4

         ITEM 1.           Financial Statements:                             4

                           Balance Sheets as of December 31, 1998
                           and June 30, 1999 (unaudited)                     4

                           Unaudited Statements of Operations for
                           the three months ended June 30, 1998
                           and 1999 and the six months ended
                           June 30, 1998 and 1999                            7

                           Unaudited Statements of Cash Flows
                           for the six months ended
                           June 30, 1998 and 1999                            8

                           Notes to Unaudited Interim Financial
                           Statements                                       10

         ITEM 2.           Management's Discussion and
                           Analysis of Financial
                           Condition and Results of Operations              17

         ITEM 3.           Quantitative and Qualitative
                           Disclosure About Market Risk                     24

PART II.          OTHER INFORMATION:                                        24

         ITEM 1.           Legal Proceedings                                24

         ITEM 2.           Changes in Securities and Use of Proceeds        24

         ITEM 3.           Defaults Upon Senior Securities                  25

         ITEM 4.           Submission of Matters to a Vote of
                           Security Holders                                 25

         ITEM 5.           Other Information                                26

         ITEM 6.           Exhibits and Reports on Form 8-K                 26

         ITEM 7.           Signatures                                       27

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                               MAPQUEST.COM, INC.
                                 BALANCE SHEETS
               (in thousands, except share and per share amounts)


                                              December 31,         June 30,
                                                  1998              1999
                                              -----------        -----------
                                  ASSETS                         (unaudited)
Current assets:
    Cash and cash equivalents                       $ 564          $ 49,754
    Short term investments                              -             5,969
    Accounts receivable, net of
      allowance for doubtful
      accounts (1998--$470; 1999--$580)             6,647             6,682
    Accounts receivable - affiliates                  128               219
    Inventories                                     1,365             1,023
    Contract work in progress                         147               306
    Prepaid expenses and other current assets         482             1,111
                                              -----------        -----------
         Total current assets                       9,333            65,064

Property and equipment, net of
  accumulated depreciation
  (1998--$3,433; 1999--$4,060)                      1,844             2,646
Goodwill, net                                         178               163
Other assets                                           95               956
                                              -----------        -----------
         Total assets                             $11,450           $68,829
                                              ===========        ===========

                                              December 31,       June 30,
                                                  1998             1999
                                            ================ ================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  (unaudited)

Current liabilities:
    Accounts payable                             $1,715           $2,515
    Current portion of note payable                  48               19
    Accrued personnel costs                         562              774
    Advance billings on contracts                   498            1,079
    Deferred revenue                              1,208            1,604
    Other accrued liabilities                     1,001            1,331
                                            ---------------- ----------------
         Total current liabilities                5,032            7,322
                                            ---------------- ----------------

Convertible Redeemable Preferred Stock
  - Series A, voting, $1.00 per share
  redemption value, aggregate liquidation
  preference of $6,550 in 1998:

  Issued and outstanding shares,
    6,550,000 in 1998                             6,550                -

Cumulative Redeemable Preferred Stock
  - Series B, nonvoting, $6.15 per share
  redemption value, aggregate liquidation
  preference of $8,332 in 1998:

  Issued and outstanding shares,
    1,354,802 in 1998                             8,332                -

Convertible Redeemable Preferred Stock
  - Series C, voting, $3.51 per share
  redemption value, aggregate liquidation
  preference of $12,268 in 1998:

  Issued and outstanding shares,
    3,495,354 in 1998                            11,595                -

Notes receivable arising from issuance
  of preferred stock                               (291)               -

                                              December 31,       June 30,
                                                  1998             1999
                                            ================ ================
Stockholders' equity (deficit):
    Preferred Stock - $.01 par value:
      Authorized shares 5,000,000 in 1999
      Issued and outstanding shares,
        none in 1999                                  -                -

    Common stock - $.001 par value:
      Authorized shares - 100,000,000
      Issued and outstanding shares,
        336,028 in 1998 and
        32,828,576 in 1999                            -               33

    Notes receivable for common stock                 -             (224)

    Additional paid in capital                      140           88,493

    Retained deficit                            (19,908)         (26,795)
                                            ---------------- ----------------
         Total stockholders' equity (deficit)   (19,768)          61,507
                                            ---------------- ----------------
         Total liabilities and stockholders'
           equity (deficit)                     $11,450          $68,829
                                            ================ ================


See accompanying notes to the financial statements.

                               MAPQUEST.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
               (in thousands, except share and per share amounts)


                                                         Three months ended            Six months ended
                                                               June 30                     June 30
                                                        1998          1999            1998         1999
                                                     ----------    ----------      ----------   ----------
Revenues
    Business                                        $     1,334   $     2,467     $     3,054  $     4,473
    Consumer                                                259         1,513             551        2,535
                                                     ----------    ----------      ----------   ----------
    Total business and consumer revenues                  1,593         3,980           3,605        7,008
    Digital mapping                                       4,729         3,430           8,267        6,558
                                                     ----------    ----------      ----------   ----------
         Total revenues                                   6,322         7,410          11,872       13,566

Cost of revenues
    Business and consumer                                 1,014         2,322           2,144        4,247
    Digital mapping                                       3,604         2,499           6,128        5,039
                                                     ----------    ----------      ----------   ----------
         Total cost of revenues                           4,618         4,821           8,272        9,286
                                                     ----------    ----------      ----------   ----------

Gross profit                                              1,704         2,589           3,600        4,280
Operating expenses
    Sales and marketing                                   1,067         4,364           2,550        7,173
    Product development                                     813         1,320           1,690        2,104
    General and administrative                              527           998             992        1,936
                                                     ----------    ----------      ----------   ----------
         Total operating expenses                         2,407         6,682           5,232       11,213
                                                     ----------    ----------      ----------   ----------
Operating loss                                             (703)       (4,093)         (1,632)      (6,933)

Interest income and expense, net                             14           317              37          319
Other income                                                 70            58             117           93
                                                     ----------    ----------      ----------   ----------
Loss before provision for income taxes                     (619)       (3,718)         (1,478)      (6,521)
Provision for income taxes                                    -             -               -            1

         Net loss                                   $      (619)  $    (3,718)    $    (1,478) $    (6,522)
Less preferred stock dividends and accretion                (38)          (70)           (330)        (378)

Net loss applicable to common stockholders          $      (657)  $    (3,788)    $    (1,808) $    (6,900)

Basic and diluted loss per share                    $     (2.01)  $     (0.18)    $     (6.09) $     (0.65)
   Shares used to compute basic and diluted loss
    per share                                           326,129    20,886,590         296,753   10,668,182
Pro forma basic and diluted loss per share          $     (0.02)  $     (0.12)    $     (0.05) $     (0.22)
   Shares used to compute pro forma basic and
    diluted loss per share                           27,987,584    30,930,910      27,958,208   29,489,617
                                                     ==========    ==========      ==========   ==========


See accompanying notes to the financial statements.

                               MAPQUEST.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                         Six months ended
                                                             June 30
                                                             -------
                                                       1998           1999
                                                   ------------   ------------

Operating Activities

Net loss                                           $    (1,478)   $    (6,522)

Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation                                               606            627
Amortization                                                15             15
Provision for doubtful accounts                             96            110
Compensation expense recognized                             38              -
Equity in earnings of joint venture                        (55)           (83)
Changes in operating assets and liabilities
    Accounts receivable                                   (737)          (145)
    Accounts receivable - affiliates                        20            (91)
    Inventories                                            234            342
    Contract work in progress                             (119)          (159)
    Prepaid expenses                                       368           (629)
    Other assets                                           (68)          (778)
    Accounts payable                                       (54)           800
    Advance billings on contracts                           43            581
    Deferred revenue                                       427            396
    Accrued personnel costs and other liabilities         (184)           543
                                                   ------------   ------------
Net cash used in operating activities                     (848)        (4,993)

Investing activities
Purchase of short term investments                           -         (5,969)
Property and equipment purchases                          (518)        (1,429)
                                                   ------------   ------------
Net cash used in investing activities                     (518)        (7,398)

Financing activities
Principal payments on debt                                 (25)           (29)
  Principal payments received on notes
    receivable arising from issuance of stock                -             67
Exercise of common stock options and warrants                5             40

                                                         Six months ended
                                                             June 30
                                                             -------
                                                       1998           1999
                                                   ------------   ------------
Proceeds from issuance of stock,
  net of offering costs                                      -         70,163
Redemption of preferred stock                                -         (8,660)
                                                   ------------   ------------
Net cash provided by (used in)
  financing activities                                     (20)        61,581
                                                   ------------   ------------

Net (decrease) increase in cash and
  cash equivalents                                      (1,386)        49,190
Cash and cash equivalents, beginning of period           2,482            564
                                                   ------------   ------------
Cash and cash equivalents, end of period           $     1,096    $    49,754
                                                   ============   ============

Supplemental cash flow information
Stock dividends paid on Preferred Stock Series B   $       254    $       328
                                                   ============   ============

See accompanying notes to the financial statements.

                               MAPQUEST.COM, INC.

                          Notes to Financial Statements
                                  June 30, 1999
                                   (unaudited)


1.       Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998 included in MapQuest.com, Inc.'s (MapQuest) Form S-1 Registration Statement, as declared effective on May 3, 1999 with the Securities and Exchange Commission in connection with an initial public offering of MapQuest common stock (Registration Statement).

2.       Stockholders' Equity

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

During April 1999, the Board of Directors and the stockholders authorized a 2.7 for 1 split of MapQuest's common stock. In addition, the Board of Directors and the stockholders authorized and approved the amendment and restatement of MapQuest's Certificate of Incorporation such that MapQuest has the authority to issue an aggregate of 105,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, par value $0.01 per share. This amended and restated Certificate of Incorporation became effective upon the effectiveness of MapQuest's Registration Statement. All references to common shares, per common share, and par value per common share in the financial statements have been restated to give effect to the common stock split and change in par value per common share. Upon the effectiveness of MapQuest's Registration Statement, MapQuest has adopted the 1999 Stock Plan pursuant to which 3,645,000 shares of common stock were reserved for future issuance and established an employee stock purchase plan under which a total of 1,755,000 shares of common stock will be made available for sale.

During June 1999, in connection with MapQuest's initial public offering, the underwriters of the offering exercised an over-allotment option for 597,990 shares of MapQuest's common stock at the initial public offering price of $15 per share, which generated approximately $8.1 million in net proceeds to MapQuest.

3.       Investments

The Company invests certain of its excess cash in debt instruments of the U.S. Government and its agencies, and of high quality corporate issuers. All highly liquid instruments with an original maturity of three months or less when purchased are considered cash equivalents; those with original maturities greater than three months when purchased are considered short term investments. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", MapQuest classifies its investment securities as available-for-sale. Unrealized holding gains and losses at June 30, 1999 were not significant.


4.       Inventories

         Inventories are comprised of the following:


                                           December 31,          June 30,
                                               1998                1999
                                          ---------------    ----------------
                                                    (in thousands)

          Materials                       $         96       $         247
          Work-in-process                          336                 233
          Finished goods                           933                 543
                                          ---------------    ----------------
                                          $      1,365       $       1,023
                                          ===============    ================


5.       Loss Per Share

The following tables set forth the computation of basic and diluted loss per share:


                                                      Three months ended
                                                            June 30
                                                    ------------------------
                                                       1998          1999
                                                    ----------    ----------
                                                         (in thousands,
                                                     except loss per share)

Numerator:
    Net loss....................................   $     (619)   $   (3,718)
    Preferred stock dividends...................             -          (57)
    Accretion of redeemable preferred stock.....          (38)          (13)
                                                    ----------    ----------
    Net loss applicable to common stockholders..   $     (657)   $   (3,788)
                                                    ==========    ==========

                                                           Three months ended
                                                                 June 30
                                                        ------------------------
                                                           1998          1999
                                                        -----------  -----------
                                                            (in thousands,
                                                        except loss per share)
Denominator:
    Denominator for basic and diluted loss per share--
         weighted average shares.......................       326       20,887
                                                        -----------  -----------
    Basic and diluted loss per common share............ $   (2.01)   $   (0.18)
                                                        ===========  ===========


                                                            Six months ended
                                                                 June 30
                                                        ------------------------
                                                           1998          1999
                                                        -----------  -----------
                                                            (in thousands,
                                                        except loss per share)

Numerator:
    Net loss........................................... $  (1,478)   $  (6,522)
    Preferred stock dividends..........................      (254)        (328)
    Accretion of redeemable preferred stock............       (76)         (50)
                                                        -----------  -----------
    Net loss applicable to common stockholders......... $  (1,808)   $  (6,900)
                                                        ===========  ===========
Denominator:
    Denominator for basic and diluted loss per share--
         weighted average shares.......................       297       10,668
                                                        -----------  -----------
    Basic and diluted loss per common share............ $   (6.09)   $   (0.65)
                                                        ===========  ===========


The following securities and number of shares have been excluded from the diluted per share computations as they are antidilutive:


                                                               Three and
                                                            Six months ended
                                                                 June 30
                                                        ------------------------
                                                            1998        1999
                                                        -----------  -----------
                                                              (in thousands)

Convertible redeemable preferred stock Series A             6,550            -
Convertible redeemable preferred stock Series C             3,495            -
Stock options                                               3,271        6,344
Stock warrants                                              2,273        2,270

The following tables set forth the computation of pro forma basic and diluted loss per share, giving consideration to MapQuest's initial public offering discussed in Note 2 and assuming conversion of the shares of Series A Preferred Stock and Series C Preferred Stock to shares of common stock and the redemption of the shares of Series B Preferred Stock outstanding at June 30, 1998 and the redemption date of May 4, 1999, using an initial public offering price of $15 per share and assuming such conversion and redemption occurred at the beginning of the respective periods.

                                                           Three months ended
                                                                 June 30
                                                        ------------------------
                                                           1998          1999
                                                        -----------  -----------
                                                            (in thousands,
                                                        except loss per share)

Numerator:
    Net loss applicable to common stockholders......... $    (657)   $  (3,788)
    Redeemable preferred stock -- Series C accretion...        38           13
    Preferred stock dividends on cumulative
      preferred stock--Series B........................         -           57
                                                        -----------  -----------
    Numerator for pro forma basic and diluted loss per
         share......................................... $    (619)      (3,718)
                                                        ===========  ===========

Denominator:
    Weighted average number of common shares...........       326       20,887
    Assumed conversion of preferred shares to  common
         shares(1).....................................    27,122        9,835
    Assumed issuance of common shares to redeem
         Series B Preferred Stock(1)...................       539          209
                                                        -----------  -----------

    Denominator for pro forma basic
      and diluted loss per share.......................    27,987       30,931
                                                        -----------  -----------
    Pro forma basic and diluted loss per share......... $   (0.02)   $   (0.12)
                                                        ===========  ===========

                                                            Six months ended
                                                                 June 30
                                                        ------------------------
                                                           1998          1999
                                                        -----------  -----------
                                                            (in thousands,
                                                        except loss per share)
Numerator:
    Net loss applicable to common stockholders......... $  (1,808)   $  (6,900)
    Redeemable preferred stock -- Series C accretion...        76           50
    Preferred stock dividends on
      cumulative preferred stock -- Series B...........       254          328
                                                        -----------  -----------
    Numerator for pro forma basic and
         diluted loss per share ....................... $  (1,478)   $  (6,522)
                                                        ===========  ===========

Denominator:
    Weighted average number of common shares...........       297       10,668
    Assumed conversion of preferred shares to common
         shares(1).....................................    27,122       18,383
    Assumed issuance of common shares to redeem
         Series B Preferred Stock(1)...................       539          439
                                                        -----------  -----------

    Denominator for pro forma basic and diluted loss per
         share.........................................    27,958       29,490
                                                        -----------  -----------
    Pro forma basic and diluted loss per share......... $   (0.05)   $   (0.22)
                                                        ===========  ===========

(1) Shares used for 1999 computations are weighted average amounts considering the conversion and redemption occurred on May 4, 1999.


6.       Segment Information

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in MapQuest's financial statements included in the Registration Statement. MapQuest evaluates performance based on gross profit and does not allocate assets to the reportable segments since management does not evaluate segment performance based on asset information and common assets are used in the segments.

MapQuest's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.



                                    Three months ended       Six months ended
                                          June 30                 June 30
                                    ------------------       ----------------
                                        1998       1999       1998      1999
                                      -------    -------    -------   -------
                                        (in thousands)       (in thousands)

Business segment revenues:
  MapQuest business/consumer trade.  $  1,593   $  3,980   $  3,605  $  7,008
  Digital mapping services trade...     4,729      3,430      8,267     6,558
                                      -------    -------    -------   -------
       Total                            6,322      7,410     11,872    13,566

Business segment profit:
  MapQuest business/consumer ......       579      1,658      1,461     2,761
  Digital mapping services.........     1,125        931      2,139     1,519
                                      -------    -------    -------   -------
  Total segment profit.............     1,704      2,589      3,600     4,280

Reconciling items:
  Operating expenses...............    (2,407)    (6,682)    (5,232)  (11,213)
  Other and interest income........        84        375        154       412
                                      -------    -------    -------   -------
Pre-tax loss.......................  $   (619)  $ (3,718)  $ (1,478) $ (6,521)
                                      =======    =======    =======   =======


7.       Contingent Matters

On December 14, 1998, Mark Tornetta filed a lawsuit against Moore U.S.A., Inc. in the United States District Court for the Eastern District of Pennsylvania. MapQuest is defending this matter pursuant to an indemnity provision in its contract with Moore U.S.A., Inc. Mr. Tornetta's patent describes a specific method for searching real estate properties, which Mr. Tornetta alleges is infringed by Moore U.S.A., Inc.'s online and other real estate services. A motion to dismiss was filed on behalf of Moore, based on failure to join another company as the patent owner and real party in interest. Tornetta did not oppose the motion, and the case was dismissed on April 30, 1999. However, there is a possibility the action may be refiled naming both Moore and MapQuest as defendants.

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

MapQuest periodically receives notices of claims arising out of the normal course of business. In the opinion of management, these matters will not have a material adverse effect on MapQuest's financial position, results of operations, or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following information should be read in conjunction with the historical financial information and the notes thereto included in Item I of this quarterly report on Form 10-Q (The "Form 10-Q" or the "Report") and MapQuest's financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in MapQuest's Registration Statement on Form S-1 (The "Form S-1") as declared effective by the Securities and Exchange Commission on May 3, 1999.

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

         Since 1967, MapQuest has provided traditional cartographic products and services. In 1989, MapQuest began offering digital mapping products and services. Beginning in 1991, MapQuest introduced map-generating products and services which evolved into online mapping and routing applications. During the first quarter of 1996, MapQuest launched mapquest.com and initiated sales and marketing efforts to build brand awareness and to generate advertising revenues from its website. In the third quarter of 1996, MapQuest began providing online mapping and destination information products and services from its website to companies with an Internet presence and to high-traffic websites offering users a wide range of information and services on their websites, which are commonly referred to as portal websites. In 1997, MapQuest increased its focus on its Internet business and consumer lines of business by devoting significant resources to the mapquest.com web site and to its other Internet products and services. In 1998, MapQuest introduced its MapQuest Enterprise Server. MapQuest's Enterprise Server is designed to provide mapping and routing capability to high volume websites.

         MapQuest derives its revenues from three lines of business:

         Business Products and Services. MapQuest provides Internet products and services to companies with an Internet presence and to portal web sites. These companies typically contract for MapQuest's services on an annual basis in consideration for a service fee based on usage and an initial set-up fee.
MapQuest recognizes service fees ratably over the period of the service. Revenues from the set-up fee are recognized upon completion of the related installation services. Revenues for software and data licenses relating to MapQuest business products are recognized upon delivery of the product. Further, under those agreements where MapQuest has a maintenance or upgrade obligation, MapQuest recognizes revenue for these obligations over the period of the obligation. Revenues from systems integration contracts, typically long-term fixed-price contracts, are recognized on the percentage-of-completion method. MapQuest has also historically provided business products and services for non-Internet applications by licensing software and data and by providing professional services on a time and material basis or a fixed-fee basis.

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

Results of operations

Revenues

         Revenues were $7.4 million and $13.6 million for the second quarter and first half of 1999, respectively, compared to $6.3 million and $11.9 million for the corresponding periods in 1998. The increases in revenues for the second quarter and first half of 1999 compared to the same periods in 1998 are primarily attributable to increased business and consumer Internet related revenues as a result of both an increase in the number of advertisers on mapquest.com and an increase in the number of business clients requiring Internet mapping services. These increases reflected in 1999 were partially offset by lower digital mapping services volume as compared to the same periods in 1998. For the three-months ended June 30, 1999, as a percent of total revenues, business and consumer related revenues and digital mapping revenues were 54% and 46%, respectively, compared to 25% and 75% respectively for the three months ended June 30, 1998. MapQuest expects its business and consumer related revenues to become a greater percentage of its total revenues in the future and expects a corresponding decrease in its digital mapping revenues as a percentage of total revenues in the future.

Cost of Revenues

         Cost of revenues consists primarily of compensation for operations personnel and related operations costs, including depreciation of operating assets, third-party data and royalties, print and paper costs for printed products, and subcontractor costs. Cost of revenues increased to $4.8 million and $9.3 million for second quarter and first half of 1999, respectively, as compared to $4.6 million and $8.3 million, respectively, for the corresponding periods in 1998. These increases were primarily due to increased costs associated with adding staff and related expenses to support the expansion of our Internet products and services as the mapquest.com web site traffic grew and as the number of business clients grew.

Operating Expenses

         Sales and Marketing

         Sales and marketing expenses consist primarily of salaries, commissions, travel-related expenses, sales promotion expenses, public relations expenses and costs of marketing materials. Sales and marketing expenses were $4.4 million, or 58.9% of revenues, for the quarter ended June 30, 1999. For the six months ended June 30, 1999, sales and marketing expenses were $7.2 million, or 52.9% of revenues. In comparison, the second quarter of 1998 sales and marketing expenses were $1.1 million, or 16.9% of revenues, and the six months ended June 30, 1998 sales and marketing expenses were $2.6 million, or 21.5% of revenues. These period-to-period increases are primarily attributable to MapQuest's marketing promotions and advertising efforts as well as an increase to the number of sales and marketing personnel and related expenses. We believe that sales and marketing expenses will continue to increase in the future as we expand our direct sales force and further promote our products and services.

         Product Development

         Product  development   expenses  consist  primarily  of  the  costs  of
developing new products and services and modifying existing products and services, including software and data. These costs consist primarily of salaries for product development personnel and related expenses, contract labor expense and consulting fees. Product development expenses were $1.3 million and $2.1 million, respectively, for the three months and six months ended June 30, 1999, and $.8 million and $1.7 million, respectively, for the three months and six months ended June 30, 1998. As a percentage of revenues, these expenses were 17.8% and 15.5%, respectively, for the three-month and six-month periods ended June 30, 1999 versus 12.9% and 14.2%, respectively, for the comparable periods in 1998. These period-to-period increases were primarily attributable to increased business and consumer product development expenses. We believe that continued investment in business and consumer product development expenses is essential to attaining our strategic objectives and as a result, we anticipate product development expenses to increase in the future.

         General and Administrative

         General and administrative expenses consist primarily of salaries and related expenses for general corporate functions, including executive, accounting and administrative personnel, and legal expenses. General and administrative expenses were $1.0 million and $1.9 million, respectively, for the three months and six months, ended June 30, 1999 compared to $ .5 million and $1.0 million, respectively, for the three months and six months, ended June 30, 1998. As a percentage of revenues, these expenses were 13.5% and 14.3%, respectively, for the three-month and six-month periods ended June 30, 1999, compared to 8.3% and 8.4%, respectively, for the three-month and six-month periods ended June 30, 1998. These period-to-period increases were primarily attributable to increased salaries and related expenses associated with hiring additional personnel as a result of company growth. Additional costs were incurred in 1999, as well, related to being a publicly held entity, including additional personnel, as well as directors' and officers' liability insurance and professional services fees.

         Income Taxes

         MapQuest paid no income taxes for the three months and six months ended June 30, 1998 and 1999, as MapQuest incurred net operating losses for those periods. Due to the uncertainty of future profitability, MapQuest has not recognized any potential future tax benefits of net operating loss carryforwards.


         Liquidity and Capital Resources

         MapQuest has financed its operations to date primarily through the sale of common stock, private placement of equity securities, funds from operations and bank borrowings. As of June 30, 1999, MapQuest had $49.8 million of cash and cash equivalents and $6.0 million in short-term investments.

         Net cash used in operating activities was $.8 million for the six months ended June 30,1998, and $5.0 million for the six months ended June 30, 1999. In both periods cash used by operating activities was primarily a result of net losses.

         Net cash used in investing activities was $.5 million for the six months ended June 30, 1998 and $ 7.4 million for the six months ended June 30, 1999. This increase was due to the purchase of short-term investments of $ 6.0 million with a portion of the initial public offering proceeds and a $.9 million increase related to property and equipment purchases over 1998 levels.

         Net cash used in financing activities was less than $.1 million for the six months ended June 30,1998, and net cash provided by financing activities was $61.6 million for the six months ended June 30,1999. In 1999, the net amount of $61.6 million resulted primarily from the sale of common stock, net of the redemption of Preferred Stock.

         MapQuest's capital commitments for the six month period ended June 30, 1998 and the six month period ended June 30, 1999 consisted of obligations under facilities and operating leases. Management anticipates that it will experience an increase in its capital expenditures and lease commitments consistent with its anticipated growth in operations, infrastructure and personnel, in addition to committing resources to promoting its brand name and building marketing and sales forces.

         MapQuest has a revolving demand credit facility with First Union Bank, N.A. in the amount of $5.0 million which bears interest at First Union Bank's prime rate or fixed rates as offered by First Union Bank or LIBOR plus 1.75%. Borrowings are secured by MapQuest's accounts receivable and are limited to the lesser of $5.0 million or 80% of the net eligible accounts receivable which are within 90 days of invoice. As of June 30, 1999 there were no borrowings under this facility.

         In May 1999, the Company completed an initial public offering of 4,600,000 shares of its common stock at a public offering price of $15 per share, which generated approximately $62.1 million in net proceeds to MapQuest.

         Upon the closing of the Company's initial public offering in May 1999, all of the outstanding shares of MapQuest's Series A and Series C Preferred Stock were converted into 27,122,455 shares of common stock and all of the outstanding shares of MapQuest's Series B Preferred Stock were redeemed for approximately $8.6 million.

         During June 1999, the underwriters of MapQuest's initial public offering exercised an over-allotment option for 597,990 shares of MapQuest's common stock at the initial public offering price of $15 per share, which generated approximately $8.1 million in net proceeds to MapQuest.

         MapQuest believes its existing cash and cash equivalents, short-term investments, and available borrowings will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors, including the level of investment we make in new technologies and improvements to existing technologies and the levels of monthly expenses required to launch new products and services.

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

         State of Readiness. MapQuest has assessed all of its information technology systems, which include but are not limited to, the hardware and software necessary to provide and deliver mapquest.com. MapQuest is continuing to perform assessments of its non-information technology systems, which include many of the building and office equipment and systems. To date, MapQuest's assessment has consisted of the following steps:

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

o developing procedures to inventory, perform system scans, and conduct research and remediation testing of all computer software and hardware, digital data, facilities related systems, telecommunications, and other date sensitive equipment that is under our control; and

o        assessing the need for and developing a business contingency plan.

o As of the end of the second quarter of 1999, MapQuest has performed the following:

o the Committee has reviewed all functional areas of MapQuest and has identified various systems and software programs that needed to be Year 2000 compliant;

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

o accounting and sales tracking systems have been implemented which meet Y2K standards and a human resource information system is currently being replaced with Y2K compliant software with implementation by the end of the third quarter;

o a comprehensive review has been completed of all the suppliers and vendors critical to MapQuest's operations, facilities, and administration with contact made by mail requesting information regarding their Y2K state of readiness or confirmation of their Y2K compliance;

o all facilities have been reviewed and assessed to determine if any building systems (i.e. electronic security systems, telephone switches, voice answering software) are not Y2K compliant. Systems requiring upgraded software have been identified and necessary installations have been made; and

o        MapQuest continues to assess its non-IT systems.

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

         Contingency Plan. As discussed above, MapQuest is engaged in a number of Year 2000 activities to attain compliance . The results of MapQuest's further testing and the responses received from third-party vendors, service providers and customers will be taken into account in determining the nature and extent of any contingency plans.


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


                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

         See Note 7 of the Notes to financial statements.

Item 2.           Changes in Securities and Use of Proceeds


         (c)      Recent Sales of Unregistered Securities

         During the three months ended June 30, 1999 MapQuest issued an aggregate of 523,640 options to purchase its common stock to its employees, with exercise prices ranging from $15.00 per share to $19.25 per share. The issuance of a significant portion of these securities was made in reliance upon Rule 701 promulgated under the Securities Act. Those issuances that were not made in reliance upon Rule 701 were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

         During the three months ended June 30, 1999, employees and consultants exercised options to purchase 19,440 shares of common stock of MapQuest at exercise prices ranging from $.04 to $.37 per share. These shares of common stock were issued in reliance upon Rule 701 promulgated under the Securities Act.

         During the three months ended June 30, 1999, 44,457 shares of common stock were issued upon exercise of warrants at prices ranging from $.01 to $1.30 per share in reliance upon Section 4(2) of the Securities Act.

         (d)      Use of Proceeds from Registered Securities

         On May 3, 1999, the Securities and Exchange Commission declared MapQuest's Registration Statement on Form S-1 (No. 333-72667) effective. On May 7, 1999, MapQuest completed an initial public offering of an aggregate of 4,600,000 shares of MapQuest Common Stock at an offering price of $15.00 per share. The managing underwriters for the offering were BancBoston Robertson Stephens, Thomas Weisel Partners, LLC, U.S. Bancorp, Piper Jaffray Inc. and Volpe Brown Whelan & Company, LLC. Net proceeds to MapQuest, after deducting underwriting discounts and commissions of $4,830,000 and offering expenses of approximately $ 2,070,000 were $ 62,100,000. On June 8, 1999, in connection with the aforementioned initial public offering, the managing underwriters exercised their over-allotment option for 597,990 shares of MapQuest's Common Stock at the initial public offering price of $15 per share, which generated approximately $8.1 million in net proceeds to MapQuest. None of the expenses incurred in the offering were direct or indirect payments to directors, officers, or general partners of MapQuest or their associates, to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of MapQuest except in connection with the redemption of the Series B Preferred Stock. MapQuest used approximately $8,600,000 of these proceeds to redeem all of the outstanding shares of Series B Preferred Stock. MapQuest has invested the remainder of the net proceeds in short-term, interest bearing investment grade obligations with various maturities ranging from one day to one year.

Item 3.           Defaults upon Senior Securities

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

         As of April 12, 1999, in a written consent of the stockholders of MapQuest, a majority of the holders of all outstanding shares of stock of MapQuest (which majority included a majority of the holders of all outstanding shares of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock) approved (a) the adoption of a recapitalization agreement, to be effective upon the effectiveness of the registration statement, in respect of the initial public offering whereby the holders of MapQuest's preferred stock outstanding prior to the initial public offering agreed to the termination of certain rights related to such preferred stock, (b) the 2.7 for 1 stock split, the increase in the authorized share capital of MapQuest to 100,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share, and the amendment of the Certificate of Incorporation to reflect such stock split, (c) the adoption of the Amended and Restated Certificate of Incorporation of MapQuest and the Amended and Restated Bylaws of MapQuest, both to be effective upon the effectiveness of the registration statement in respect of the initial public offering, (d) the adoption of Amendment No. 4 to the 1995 Stock Option Plan, the 1999 Stock Plan, including the reservation of 3,645,000 shares thereunder, and the Employee Stock Purchase Plan, including the reservation of 1,755,000 shares thereunder, and (e) the approval of a form of director's indemnification agreement to be entered into between MapQuest and its directors.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Report on Form 8-K

         (a)      The following exhibits are filed as part of this report:

                  2.1      Computation  of Basic and Diluted Net Loss per Share:
                           Refer to Note 5 of the Notes to the Financial Statements.

                  27.1     Financial Data Schedule
                  27.2     Financial Data Schedule
                  27.3     Financial Data Schedule

         (b) MapQuest did not file any reports on Form 8-K during the three months ended June 30, 1999.

Item 7.           Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 16, 1999                   MAPQUEST.COM, INC.

                                           By:      /s/  James Thomas
                                              --------------------------------
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)