Form 10-Q
period 1999-09-30
MAPQUEST COM INC
filed 1999-11-05
CIK 1078284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                             to
                              ----------------------------   ----------------

Commission File Number: 333-72667


                               MapQuest.com, Inc.
                   ------------------------------------------
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


                                       N/A
                                      -----
                 (Former name, former address and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


         ALTHOUGH THE REGISTRANT  HAS FILED ALL REPORTS  REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS, THE REGISTRANT DID NOT BECOME SUBJECT TO SUCH FILING REQUIREMENTS UNTIL THE REGISTRATION OF CERTAIN SHARES OF ITS COMMON STOCK PURSUANT TO A REGISTRATION STATEMENT ON FORM S1 (THE "REGISTRATION STATEMENT") WAS DECLARED EFFECTIVE BY THE SECURITIES AND EXCHANGE COMMISSION ON MAY 3, 1999.

         The number of shares outstanding of the Registrant's classes of common stock as of September 30, 1999 was 33,572,562.

                               MAPQUEST.COM, INC.

                                      INDEX
                                                                           PAGE
                                                                           ----


INDEX                                                                        3

PART I.  FINANCIAL INFORMATION:                                              4

      ITEM 1.  Financial Statements:                                         4

               Balance Sheets as of December 31, 1998
               and September 30, 1999 (unaudited)                            4

               Unaudited Statements of Operations for
               the three months ended September 30, 1998 and 1999
               and the nine months ended September 30, 1998 and 1999         6

               Unaudited Statements of Cash Flows
               for the nine months ended September 30, 1998 and 1999         7

               Notes to Unaudited Interim Financial
               Statements                                                    9

      ITEM 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          15

      ITEM 3.  Quantitative and Qualitative Disclosure About
               Market Risk                                                  23


PART II. OTHER INFORMATION:                                                 24

      ITEM 1.  Legal Proceedings                                            24

      ITEM 2.  Changes in Securities and Use of Proceeds                    24

      ITEM 3.  Defaults Upon Senior Securities                              24

      ITEM 4.  Submission of Matters to a Vote of Security Holders          25

      ITEM 5.  Other Information                                            25

      ITEM 6.  Exhibits and Reports on Form 8K                              25

      ITEM 7.  Signatures                                                   26

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                               MAPQUEST.COM, INC.
                                 BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                     December 31,        September 30,
                                                                                        1998                1999
                                                                                                         (unaudited)
                                                                                     ---------------------------------
                                  ASSETS
Current assets:

    Cash and cash equivalents                                                             $ 564            $ 29,685

    Short term investments                                                                    -              17,940

    Accounts receivable, net of allowance for doubtful accounts                           6,647               9,840
    (1998--$470; 1999-$580)

    Accounts receivable - affiliates                                                        128                 707

    Inventories                                                                           1,365               1,126

    Contract work in progress                                                               147                 231

   Prepaid expenses and other current assets                                                482               1,684
                                                                                     ---------------------------------
         Total current assets                                                             9,333              61,213


Property and equipment, net of accumulated depreciation                                   1,844               4,488
    (1998--$3,433; 1999--$4,455)

Goodwill, net                                                                               178                155

Other assets                                                                                 95                825
                                                                                     ---------------------------------
         Total assets                                                                    $11,450            $66,681
                                                                                     =================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

    Accounts payable                                                                     $1,715              $2,719

    Current portion of note payable                                                          48                   5

    Accrued personnel costs                                                                 562               1,231




                                                                                     December 31,        September 30,
                                                                                        1998                1999
                                                                                     ---------------------------------
                                                                                                           (unaudited)

    Advance billings on contracts                                                           498                 686

    Deferred revenue                                                                      1,208               2,434

    Other accrued liabilities                                                             1,001               2,411
                                                                                     ---------------------------------
         Total current liabilities                                                        5,032               9,486
                                                                                     ---------------------------------

Convertible Redeemable Preferred Stock - Series A, voting, $1.00 per share redemption value, aggregate liquidation preference of $6,550 in 1998:

    Issued and outstanding shares, 6,550,000 in 1998                                      6,550                   -


Cumulative Redeemable Preferred Stock - Series B, nonvoting, $6.15 per share redemption value, aggregate liquidation preference of $8,332 in 1998:

    Issued and outstanding shares, 1,354,802 in 1998                                      8,332                   -

Convertible Redeemable Preferred Stock - Series C, voting, $3.51 per share redemption value, aggregate liquidation preference of $12,268 in 1998:

    Issued and outstanding shares, 3,495,354 in 1998                                     11,595                   -

Notes receivable arising from issuance of preferred stock                                 (291)                   -

Stockholders' equity (deficit):

    Preferred Stock - $.01 par value:                                                         -                   -
         Authorized shares 5,000,000 in 1999
         Issued and outstanding shares, none in 1999

    Common stock - $.001 par value:                                                           -                   34
         Authorized shares - 100,000,000
         Issued and outstanding shares, 336,028 in 1998 and 33,572,562 in 1999

    Notes receivable for common stock                                                         -                (224)

    Additional paid in capital                                                              140              88,246

    Retained deficit                                                                    (19,908)            (30,861)
                                                                                     -------------------------------

         Total stockholders' equity (deficit)                                           (19,768)             57,195
                                                                                     -------------------------------
         Total liabilities and stockholders' equity (deficit)                           $11,450             $66,681
                                                                                     ===============================


See accompanying notes to the financial statements.

                               MAPQUEST.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
               (in thousands, except share and per share amounts)


                                                           Three months ended           Nine months ended
                                                              September 30                September 30
                                                    ----------------------------  ------------------------------
                                                           1998           1999          1998              1999
                                                    ----------------------------  ------------------------------
Revenues
  Business                                          $      1,834     $    4,066   $     4,888       $    8,538
  Consumer                                                   245          1,819           796            4,355
                                                    ----------------------------  -----------------------------
  Total business and consumer revenues                     2,079          5,885         5,684           12,893

  Digital mapping                                          3,896           3,942       12,163           10,500
                                                    ----------------------------  -----------------------------
       Total revenues                                      5,975           9,827       17,847           23,393


Cost of revenues
  Business and consumer                                    1,391           2,659        3,535            6,906
  Digital mapping                                          2,892           3,131        9,020            8,170
                                                      --------------------------  -----------------------------
       Total cost of revenues                              4,283           5,790       12,555           15,076
                                                      --------------------------  -----------------------------

Gross profit                                               1,692           4,037        5,292            8,317

Operating expenses
  Sales and marketing                                      1,163           5,791        3,713           12,965
  Product development                                        728           1,732        2,418            3,836
  General and administrative                                 529           1,393        1,521            3,328
                                                     ----------------------------  -----------------------------
       Total operating expenses                            2,420           8,916        7,652           20,129
                                                     ----------------------------  -----------------------------
Operating loss                                              (728)         (4,879)      (2,360)         (11,812)



Interest income and expense, net                               8             720           45            1,039
Other income                                                 117              93          234              186
                                                     ----------------------------  ----------------------------
Loss before provision for income taxes                      (603)         (4,066)      (2,081)         (10,587)

Provision for income taxes                                     -               -            -                1
                                                     ----------------------------  -----------------------------
       Net Loss                                      $      (603)   $     (4,066)  $   (2,081)      $   (10,588)

Less preferred stock dividends and accretion                (300)              -         (629)             (378)
                                                     ----------------------------  -----------------------------
Net loss applicable to common stockholders           $      (903)   $     (4,066)  $   (2,710)      $   (10,966)
                                                     ============================  =============================

Basic and diluted loss per share                     $     (2.69)   $      (0.12)  $    (8.75)      $     (0.60)

Shares used to compute basic and diluted loss
  per share                                              335,201      33,004,162      309,569         18,195,328

Pro forma basic and diluted loss per share           $     (0.02)   $      (0.12)        (.07)      $       (.35)

Shares used to compute pro forma basic and
  diluted loss per share                              28,013,156      33,004,162   27,987,524         30,673,976


See accompanying notes to the financial statements.

                               MAPQUEST.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                        Nine months ended
                                                          September 30
                                                 ------------------------------
                                                    1998                1999
                                                 ------------------------------

OPERATING ACTIVITIES

Net loss                                         $  (2,081)         $  (10,588)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation                                           909               1,022

Amortization                                            23                  92

Provision for doubtful accounts                        121                 110

Compensation expense recognized                         38                   -

Equity in earnings of joint venture                    (60)                (73)
(Gain) on disposal of property and equipment            (1)                  -


Changes in operating assets and liabilities:
    Accounts receivable                                (166)            (3,303)
    Accounts receivable - affiliates                     (9)              (579)
    Inventories                                         354                238
    Contract work in progress                          (290)               (84)
    Prepaid expenses and other current assets           293             (1,202)
    Other assets                                        (71)              (726)
    Accounts payable                                   (364)             1,004
    Advance billings on contracts                       (54)               188
    Deferred revenue                                    185              1,226
    Accrued personnel costs and other liabilities        99              2,079
                                                    ---------------------------
Net cash used in operating activities                (1,074)           (10,596)

INVESTING ACTIVITIES

Purchase of short term investments                        -            (17,940)
Property and equipment purchases                       (869)            (3,666)
Proceeds from disposal of property and equipment          3                  -
                                                    ----------------------------
Net cash used in investing activities                  (866)           (21,606)

                                                        Nine months ended
                                                          September 30
                                                 ------------------------------
                                                    1998                1999
                                                 ------------------------------

FINANCING ACTIVITIES

Principal payments on debt                              (38)               (43)

Principal payments received on notes receivable
    arising from issuance of stock                        -                 67

Exercise of common stock options and warrants             7                163

Proceeds from issuance of stock,
     net of offering costs                                -             69,796

Redemption of preferred stock                             -             (8,660)
                                                 ------------------------------

Net cash provided by (used in) financing
     activities                                         (31)            61,323
                                                 ------------------------------

Net (decrease) increase in cash and cash
     equivalents                                     (1,971)            29,121

Cash and cash equivalents, beginning of period        2,482                564
                                                 ------------------------------

Cash and cash equivalents, end of period         $      511         $   29,685
                                                 ==============================


SUPPLEMENTAL CASH FLOW INFORMATION
Stock dividends paid on Preferred Stock
     Series B                                    $      516         $      328
                                                 ==============================

See accompanying notes to the financial statements.

                               MAPQUEST.COM, INC.

                 Notes to Unaudited Interim Financial Statements
                               September 30, 1999



1.    Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

During June 1999, in connection with MapQuest's initial public offering, the underwriters of the offering exercised an over-allotment option for 597,990 shares of MapQuest's common stock at the initial public offering price of $15 per share, which generated approximately $7.7 million in net proceeds to MapQuest.


3.     Investments

The Company invests certain of its excess cash in debt instruments of the U.S. Government and its agencies, and of high quality corporate issuers. All highly liquid instruments with an original maturity of three months or less when purchased are considered cash equivalents; those with original maturities greater than three months but less than twelve months when purchased are considered short term investments. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," MapQuest classifies its investment securities as available-for-sale. Unrealized holding gains and losses at September 30, 1999 were not significant.


4.     Inventories

       Inventories are comprised of the following:


                                       December 31,    September 30,
                                           1998            1999
                                      -------------    --------------
                                              (in thousands)

       Materials                       $       96        $      272
       Work-in-process                        336               245
       Finished goods                         933               609
                                       ----------        -----------
                                       $    1,365        $    1,126
                                       ==========        ===========

5.     Loss Per Share

The following tables set forth the computation of basic and diluted loss per share:


                                                  Three months ended
                                                     September 30
                                         ---------------------------------------
                                                    1998                1999
                                                -------------      -------------
                                           (in thousands, except loss per share)

  Numerator:

     Net loss...................................       (603)         $  (4,066)
     Preferred stock dividends..................       (262)                --
     Accretion of redeemable preferred stock....        (38)                --

     Net loss applicable to common stockholders...  $  (903)         $   (4,066)

  Denominator:
     Denominator for basic and diluted loss per
       share--weighted average shares...........        335             33,004
     Basic and diluted loss per common share....    $ (2.69)         $   (0.12)
                                                    ========         ===========


                                                                                                 Nine months ended
                                                                                                   September 30
                                                                                ---------------------------------------------------
                                                                                          1998                      1999
                                                                                ------------------------  -------------------------
                                                                                          (in thousands, except loss per share)
     Numerator:
         Net loss.............................................................       $          (2,081)        $          (10,588)
         Preferred stock dividends............................................                    (516)                      (328)
         Accretion of redeemable preferred stock..............................                    (113)                       (50)
                                                                                     -------------------       --------------------
         Net loss applicable to common stockholders...........................       $          (2,710)        $          (10,966)
                                                                                     ===================       ====================

     Denominator:
         Denominator for basic and diluted loss per share--
                  weighted average shares.....................................                      310                    18,195
         Basic and diluted loss per common share..............................       $            (8.75)       $            (0.60)
                                                                                     ===================       ====================

The following securities and number of share have been excluded from the diluted per share computations as they are antidilutive, for the three months periods ended September 30, 1998 and 1999 and the nine months periods ended September 30, 1998 and 1999:

                                                        ------------------------
                                                             1998        1999
                                                        ------------------------
                                                            (in thousands)

Convertible redeemable preferred stock Series A              6,550          --
Convertible redeemable preferred stock Series C              3,495          --
Stock options                                                4,851       6,040
Stock warrants                                               2,315       2,023


The following tables set forth the computation of pro forma basic and diluted loss per share, giving consideration to MapQuest's initial public offering discussed in Note 2 and assuming conversion of the shares of Series A Preferred Stock and Series C Preferred Stock to shares of common stock and the redemption of the shares of Series B Preferred Stock outstanding at September 30, 1998 and the redemption date of May 4, 1999, using an initial public offering price of $15 per share and assuming such conversion and redemption occurred at the beginning of the respective periods.


                                                                                                Three months ended
                                                                                                   September 30
                                                                                ---------------------------------------------------
                                                                                          1998                      1999
                                                                                ------------------------  -------------------------
                                                                                       (in thousands, except loss per share)
     Numerator:

         Net loss applicable to common stockholders...........................       $             (903)       $            (4,066)
         Redeemable preferred stock--Series C accretion.......................                       38                         --
         Preferred stock dividends on cumulative
             preferred stock--Series B........................................                      262                         --
                                                                                     -------------------       --------------------
       Numerator for pro forma basic and diluted loss per
             share............................................................       $             (603)       $            (4,066)

     Denominator:
         Weighted average number of common shares.............................                      335                     33,004
         Assumed conversion of preferred shares to
             common shares....................................................                   27,122                         --
         Assumed issuance of common shares to redeem Series
             B Preferred Stock................................................                      556                         --
         Denominator for pro forma basic and diluted loss per
             share............................................................                   28,013                     33,004
         Pro forma basic and diluted loss per share...........................       $            (0.02)       $             (0.12)
                                                                                     ===================       ====================




                                                                                                    Nine months
                                                                                                ended September 30
                                                                                ---------------------------------------------------
                                                                                          1998                      1999
                                                                                ------------------------  -------------------------
                                                                                       (in thousands, except loss per share)

     Numerator:

         Net loss applicable to common stockholders...........................      $             (2,710)     $             (10,966)
         Redeemable preferred stock -- Series C accretion.....................                       113                         50
         Preferred stock dividends on cumulative
             preferred stock--Series B........................................                       516                        328
         Numerator for pro forma basic and diluted loss per
             share............................................................       $            (2,081)     $             (10,588)

     Denominator:
         Weighted average number of common shares.............................                       310                     18,195
         Assumed conversion of preferred shares to
             common shares(1).................................................                    27,122                     12,220
         Assumed issuance of common shares to redeem Series
             B Preferred Stock(1).............................................                       556                        259
         Denominator for pro forma basic and diluted loss per
             share............................................................                    27,988                     30,674
         Pro forma basic and diluted loss per share...........................       $            (0.07)       $             (0.35)
                                                                                     ===================       ====================

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




                                                         Three months ended                         Nine months ended
                                                            September 30                               September 30
                                                      1998                  1999                1998                  1999
                                                  -------------------------------------      -------------------------------------
                                                            (in thousands)                             (in thousands)
Business segment revenues
   MapQuest business/consumer trade...........    $            2,079      $       5,885     $          5,684      $       12,893
   Digital mapping services trade.............                 3,896              3,942                12,163              10,500
                                                  ------------------      -------------      ----------------      ---------------
          Total                                                5,975              9,827                17,847              23,393

Business segment profit:
   MapQuest business/consumer.................                   688              3,226                 2,149               5,987
   Digital mapping services...................                 1,004                811                 3,143               2,330
                                                  ------------------      -------------      ----------------      ---------------
          Total segment profit                                 1,692              4,037                 5,292               8,317

Reconciling items:
   Operating expenses.........................               (2,420)            (8,916)                (7,652)            (20,129)
   Provision for income taxes.................                    --                 --                    --                  (1)
   Other and interest income..................                   125                813                   279               1,225
                                                  ------------------      -------------      ----------------      ---------------
Pre-tax loss..................................    $            (603)      $     (4,066)      $        (2,081)      $      (10,588)
                                                  ==================      =============      ================      ===============


7.  Contingent Matters

MapQuest periodically receives notices of claims arising out of the normal course of business. Management is not aware of any notices relating to claims that would have a material adverse effect on MapQuest's financial position, results of operations, or liquidity.

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

         Since 1967, MapQuest has provided traditional cartographic products and services. In 1989, MapQuest began offering digital mapping products and services. Beginning in 1991, MapQuest introduced map-generating products and services which evolved into online mapping and routing applications. During the first quarter of 1996, MapQuest launched mapquest.com and initiated sales and marketing efforts to build brand awareness and to generate advertising revenues from its website. In the third quarter of 1996, MapQuest began providing online mapping and destination information products and services from its website to companies with an Internet presence and to hightraffic websites offering users a wide range of information and services on their websites, which are commonly referred to as portal websites. In 1997, MapQuest increased its focus on its Internet business and consumer lines of business by devoting significant resources to the mapquest.com web site and to its other Internet products and services. In 1998, MapQuest introduced its MapQuest Enterprise Server. MapQuest's Enterprise Server is designed to provide mapping and routing capability to high volume websites.

         MapQuest derives its revenues from three lines of business:

         Business Products and Services. MapQuest provides Internet products and services to companies with an Internet presence and to portal web sites. These companies typically contract for MapQuest's services on an annual basis in consideration for a service fee based on usage and an initial set-up fee.
MapQuest recognizes service fees ratably over the period of the service. Revenues from the set-up fee are recognized upon completion of the related installation services. Revenues for software and data licenses relating to MapQuest business products are recognized upon delivery of the product. Further, under those agreements where MapQuest has a maintenance or upgrade obligation, MapQuest recognizes revenue for these obligations over the period of the obligation. Revenues from systems integration contracts, typically longterm fixed-price contracts, are recognized on the percentage-of-completion method. MapQuest has also historically provided business products and services for non-Internet applications by licensing software and data and by providing professional services on a time and material basis or a fixed-fee basis.

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

         Digital Mapping Products and Services. MapQuest derives revenues from providing digital mapping services to businesses and from the sale of mapping products to distributors, retailers, and corporate customers. MapQuest typically receives fees and payments on a time and material basis or a fixed fee basis. Revenues from these services are recognized when the projects are completed. In addition, revenues from long-term contracts are recognized on the percentage-of-completion method, measured as the number of hours incurred to date as a percentage of estimated total labor hours for each contract. MapQuest also licenses software and data for a license fee and/or royalties. License fees are recognized upon delivery of the software and data. Royalty revenue is recognized upon receipt of payment. With respect to the sale of mapping products, MapQuest is paid negotiated amounts, depending on volume, from retailers and distributors, subject to minimum sales and return arrangements.


Results of Operations

     Revenues

         Revenues were $9.8 million and $23.4 million for the third quarter and first nine months of 1999, respectively, compared to $6.0 million and $17.8 million for the corresponding periods in 1998. The increases in revenues for the third quarter and first nine months of 1999 compared to the same periods in 1998 are primarily attributable to increased business and consumer Internet related revenues. As a result of MapQuest's increased focus on positioning itself as an Internet company, the number of business customers using MapQuest's Internet mapping services increased from 313 at September 30, 1998 to 780 at September 30, 1999, an increase of 149%. The consumer segment also experienced dramatic increases in revenue as a result of increased resources devoted to direct sales of advertising in addition to MapQuest's third party advertising seller. These increases reflected in 1999 were partially offset by lower digital mapping services volume as compared to the same period in 1998. For the three-months ended September 30, 1999, as a percent of total revenues, business and consumer related revenues and digital mapping revenues were 60% and 40%, respectively, compared to 35% and 65% respectively for the three months ended September 30, 1998. MapQuest expects its percentage of business and consumer related revenues to continue to increase in the future.

     Cost of Revenues

         Cost of revenues consists primarily of compensation for operations personnel and related operations costs, including depreciation of operating assets, third-party data and royalties, print and paper costs for printed products, and subcontractor costs. Cost of revenues increased to $5.8 million and $15.1 million for third quarter and first nine months of 1999, respectively, as compared to $4.3 million and $12.6 million, respectively, for the corresponding periods in 1998. These increases were primarily due to increased costs associated with adding staff and related expenses to support the expansion of our Internet products and services as traffic on the mapquest.com web site grew and as the number of business clients increased.


Operating Expenses

     Sales and Marketing

         Sales and marketing expenses consist primarily of salaries, commissions, travel-related expenses, sales promotion expenses, public relations expenses and costs of marketing materials. Sales and marketing expenses were $5.8 million, or 58.9% of revenues, for the quarter ended September 30, 1999. For the nine months ended September 30, 1999, sales and marketing expenses were $13.0 million, or 55.4% of revenues. In comparison, the third quarter of 1998 sales and marketing expenses were $1.2 million, or 19.5% of revenues, and the nine months ended September 30, 1998 sales and marketing expenses were $3.7 million, or 20.8% of revenues. These period-to-period increases are primarily attributable to MapQuest's marketing promotions and advertising efforts as well as an increase to the number of sales and marketing personnel and related expenses. We believe that sales and marketing expenses will continue to increase in the future as we expand our direct sales force and further promote our products and services.

     Product Development

         Product  development   expenses  consist  primarily  of  the  costs  of
developing new products and services and modifying existing products and services, including software and data. These costs consist primarily of salaries for product development personnel and related expenses, contract labor expense and consulting fees. Product development expenses were $1.7 million and $3.8 million, respectively, for the three months and nine months ended September 30, 1999, and $0.7 million and $2.4 million, respectively, for the three months and nine months ended September 30, 1998. As a percentage of revenues, these expenses were 17.6% and 16.4%, respectively, for the three-month and ninemonth periods ended September 30, 1999 versus 12.2% and 13.5%, respectively, for the comparable periods in 1998. These period-to-period increases were primarily attributable to increased business and consumer product development expenses. We believe that continued investment in business and consumer product development expenses is essential to attaining our strategic objectives and as a result, we anticipate product development expenses to increase in the future.

     General and Administrative

         General and administrative expenses consist primarily of salaries and related expenses for general corporate functions, including executive, accounting and administrative personnel, and legal expenses. General and administrative expenses were $1.4 million and $3.3 million, respectively, for the three months and nine months ended September 30, 1999 compared to $0.5 million and $1.5 million, respectively, for the three months and nine months, ended September 30, 1998. As a percentage of revenues, these expenses were 14.1% and 14.2%, respectively, for the three-month and nine-month periods ended September 30, 1999, compared to 8.9% and 8.5%, respectively, for the three-month and ninemonth periods ended September 30, 1998. These period-to-period increases were primarily attributable to increased salaries and related expenses associated with hiring additional personnel as a result of company growth. Additional costs related to being a publicly held entity, including additional personnel, as well as directors' and officers' liability insurance and professional services fees were also incurred in 1999.

     Income Taxes

         MapQuest paid no income taxes for the three months and nine months ended September 30, 1998 and 1999, as MapQuest incurred net operating losses for those periods. Due to the uncertainty of future profitability, MapQuest has not recognized any potential future tax benefits of net operating loss carryforwards.

     Liquidity and Capital Resources

         MapQuest has financed its operations to date primarily through the sale of common stock, private placement of equity securities, funds from operations and bank borrowings. As of September 30, 1999, MapQuest had $29.7 million of cash and cash equivalents and $17.9 million in short-term investments.

         Net cash used in operating activities was $1.1 million for the nine months ended September 30, 1998, and $10.6 million for the nine months ended September 30, 1999. In both periods cash used by operating activities was primarily a result of net losses.

         Net cash used in investing activities was $0.9 million for the nine months ended September 30, 1998 and $21.6 million for the nine months ended September 30, 1999. This increase was due to the purchase of short-term investments of $17.9 million with a portion of the initial public offering proceeds and a $2.8 million increase related to property and equipment purchases over 1998 levels.

         Net cash used in financing activities was less than $0.1 million for the nine months ended September 30, 1998, and net cash provided by financing activities was $61.3 million for the nine months ended September 30, 1999. In 1999, the net amount of $61.3 million resulted primarily from the sale of common stock, net of the redemption of preferred stock.

         MapQuest's capital commitments for the nine month period ended September 30, 1998 and the nine month period ended September 30, 1999 consisted of obligations under facilities and operating leases. Management anticipates that it will experience an increase in its capital expenditures and lease commitments consistent with its anticipated growth in operations, infrastructure and personnel, in addition to committing resources to promoting its brand name and building marketing and sales forces.

         MapQuest has a revolving demand credit facility with First Union Bank, N.A. in the amount of $5.0 million which bears interest at First Union Bank's prime rate or fixed rates as offered by First Union Bank or LIBOR plus 1.75%. Borrowings are secured by MapQuest's accounts receivable and are limited to the lesser of $5.0 million or 80% of the net eligible accounts receivable which are within 90 days of invoice. As of September 30, 1999 there were no borrowings under this facility.

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

         During June 1999, the underwriters of MapQuest's initial public offering exercised an over-allotment option for 597,990 shares of MapQuest's common stock at the initial public offering price of $15 per share, which generated approximately $7.7 million in net proceeds to MapQuest.

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


Year 2000

         The Year 2000 issue is the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time sensitive software may recognize a date coded "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, an inability to process transactions, send invoices or engage in similar normal business activities. MapQuest may be affected by Year 2000 issues related to non-compliant information technology ("IT") systems or non-IT systems operated by MapQuest or other third parties the Company does business with. MapQuest's IT systems consist of software and data developed either inhouse or purchased from third parties, and hardware purchased from vendors.

         State of Readiness. MapQuest has assessed all of its information technology systems, which include but are not limited to, the hardware and software necessary to provide and deliver mapquest.com. MapQuest has also assessed all of its non-information technology systems, which include many of the building and office equipment and systems. The following steps have been performed by MapQuest in its assessment:

o A Year 2000 Committee, consisting of managers from all relevant functional areas of the Company, was established in the third quarter of 1998. The Committee has met monthly to monitor Year 2000 remediation activities and has made regular progress reports.

o All software and hardware upon which MapQuest is dependent has been identified and evaluated.

o Third-party vendors of hardware, software and services, including database providers that MapQuest utilizes, have been contacted and requested to provide information on their Year 2000 compliance status.

o    Material non-information technology systems and service providers have been
     contacted  and  requested  to  provide   information  on  their  Year  2000
     compliance status.

o Procedures have been developed to inventory, perform system scans, and conduct research and remediation testing of all computer software and hardware, digital data, facilities related systems, telecommunications, and other date sensitive equipment that is under our control.

o The necessity for a developing a business contingency plan has been assessed.

Subsequent to the assessment phase, MapQuest has performed the following as of the end of the third quarter of 1999:

o The Committee has reviewed all functional areas of MapQuest and has identified various systems and software programs that needed to be Year 2000 compliant.

o MapQuest has performed a Year 2000 simulation on a majority of its proprietary systems, products and services to test system and product readiness.

o    Based on the  results of its Year 2000  simulation  tests,  MapQuest  has revised its code as necessary in order to establish the Year 2000 compliance of its proprietary systems.

o MapQuest has utilized third-party scanning software in order to identify hardware and software that is not Year 2000 compliant. As of September 30, 1999 approximately 90% of hardware and 65% software has been scanned. Most systems have been identified as Year 2000 compliant. The large majority of systems identified as not fully compliant have been made compliant with the application of software patches obtained from the hardware or software vendor. Mapquest has completed a significant majority of scans and software patches to date. Any systems that cannot be made Year 2000 compliant will be taken out of service and replaced with compliant systems.

o MapQuest's hosting service provider, Qwest, has stated that it has established a dedicated Year 2000 Program Office to address the compliance functions of its affected systems and is actively preparing its systems for the Year 2000. In August 1999, MapQuest contracted with another co-location facility to provide a mirror site. This facility has warranted to MapQuest that its data center services will accurately process date/time data beyond the end of the year.

o Accounting, sales tracking, and human resources information systems have been implemented which meet Y2K compliance standards.

o A comprehensive review has been completed of all the suppliers and vendors critical to MapQuest's operations, facilities, and administration with contact made by mail requesting information regarding their Y2K state of readiness or confirmation of their Y2K compliance. All of MapQuest's data vendors have indicated that they have Year 2000 compliance plans in place. MapQuest is assessing the responses of other suppliers to determine the need to identify alternate suppliers for mission-critical needs.

o All facilities have been reviewed and assessed to determine if any building systems (i.e. electronic security systems, telephone switches, voice answering software) are not Y2K compliant. Systems requiring upgraded software have been identified and necessary installations have been made.

         At this point in its assessment, MapQuest is not currently aware of any Year 2000 problems relating to these systems which would have a material effect on its business, financial condition or results of operations, without taking into account its efforts to avoid such problems. MapQuest plans to complete its Year 2000 assessment and implementation of needed software and hardware upgrades by mid-November 1999.

         During November of 1999 MapQuest will test the Y2K compliance of all systems identified by the various department managers as mission-critical through the use of date-rollover simulations. Because these systems have been previously scanned and software patches have been applied as needed, no significant problems are expected to be identified by this testing.

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

         Contingency Plan. As discussed above, MapQuest is engaged in a number of Year 2000 activities to attain compliance. MapQuest does not anticipate experiencing any significant business disruptions resulting from the date rollover. However, Mapquest has formulated contingency strategies to deal with unforeseen Year 2000 problems. To be able to respond to potential problems arising from the date rollover, the Company has made plans which include, but are not limited to, the following:

o Complete back-ups of the company's operating data will occur at or near the close of business on December 31st;

o MapQuest technical support personnel will be on-call during the New Year's weekend at the Denver operations location in order to respond to any difficulties with the website or applications servers.

o Other key Company personnel will be identified and will make themselves available by pager or cellular telephone so that they may be immediately contacted and respond to any difficulties that may be encountered.

o Company personnel will report to MapQuest's offices over the New Year's weekend in order to test the functionality of its systems that are generally not used outside of normal business hours (e.g. human resources, sales tracking, and financial information systems).

o Telephone support lines will be available for customers to reach the Company during the New Year's weekend should they encounter difficulties related to the MapQuest service.

o Procedures will be in place to allow Company personnel to perform core accounting, financial, and human resources functions for a short period of time in the absence of a fully-functional computer information system.

The results of MapQuest's further testing and the responses received from third-party vendors, service providers and customers will be taken into account in determining the nature and extent of any additional contingency plans.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Net proceeds from the initial public offering have been invested in short-term, interest bearing, investment grade obligations with various maturities ranging from one day to less than six months. Therefore, in the near term, MapQuest's primary exposure to market risk will result from interest rates associated with these investments.

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings

     See Note 7 of the Notes to financial statements.


Item 2.     Changes in Securities and Use of Proceeds

         (c) Recent Sales of Unregistered Securities

         During the three months ended September 30, 1999 MapQuest issued an aggregate of 204,000 options to purchase its common stock to its employees, with exercise prices ranging from $10.44 per share to $19.69 per share. These issuances were exempt from registration under the Securities Act in reliance on
Section 4(2) of the Securities Act.

         During the three months ended September 30, 1999, employees exercised options to purchase 496,980 shares of common stock of MapQuest at exercise prices ranging from $0.04 to $0.37 per share. These shares of common stock were issued in reliance upon Rule 701 promulgated under the Securities Act.

         During the three months ended September 30, 1999, 247,006 shares of common stock were issued upon exercise of warrants at exercise prices of $0.01 per share in reliance upon Section 4(2) of the Securities Act.

         (d)  Use of Proceeds from Registered Securities

         On May 3, 1999, the Securities and Exchange Commission declared MapQuest's Registration Statement on Form S-1 (No. 333-72667) effective. On May 7, 1999, MapQuest completed an initial public offering of an aggregate of 4,600,000 shares of MapQuest Common Stock at an offering price of $15.00 per share. The managing underwriters for the offering were BancBoston Robertson Stephens, Thomas Weisel Partners, LLC, U.S. Bancorp, Piper Jaffray Inc. and Volpe Brown Whelan & Company, LLC. Net proceeds to MapQuest, after deducting underwriting discounts and commissions of $4,830,000 and offering expenses of approximately $2,070,000 were $62,100,000. On June 8, 1999, in connection with the aforementioned initial public offering, the managing underwriters exercised their over-allotment option for 597,990 shares of MapQuest's Common Stock at the initial public offering price of $15 per share, which generated approximately $7.7 million in net proceeds to MapQuest. None of the expenses incurred in the offering were direct or indirect payments to directors, officers, or general partners of MapQuest or their associates, to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of MapQuest except in connection with the redemption of the Series B Preferred Stock. MapQuest used approximately $8,600,000 of these proceeds to redeem all of the outstanding shares of Series B Preferred Stock. MapQuest has invested the remainder of the net proceeds in shortterm, interest bearing investment grade obligations with various maturities ranging from one day to one year.

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


Item 5.    Other Information

        None.


Item 6.    Exhibits and Report on Form 8-K

       (a) The following exhibits are filed as part of this report:

           2.2 Computation of Basic and Diluted Net Loss per Share: Refer to Note 5 of the Notes to the Financial Statements.

           27.4     Financial Data Schedule

       (b) MapQuest did not file any reports on Form 8K during the three months ended September 30, 1999.

Item 7.  Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 5, 1999                     MAPQUEST.COM, INC.

                                              By:   /s/  James Thomas
                                                 ------------------------------
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)