Form 10-K
period 1999-12-31
MAPQUEST COM INC
filed 2000-03-30
CIK 1078284

============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999

                                       OR

[  ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(D) OF THE  SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________

                        Commission File Number __________

                               MapQuest.com, Inc.

             (Exact name of registrant as specified in its charter)

           Delaware                               36-3949110
      (State of incorporation)       (I.R.S. Employer Identification No.)

               3710 Hempland Road, Mountville, Pennsylvania 17554
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (717) 285-8500

          Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class            Name of Each Exchange on Which Registered
        Common Stock                                   Nasdaq

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 23, 2000, the aggregate market value of the voting and non-voting shares of common stock, par value $.001 per share (the "Common Stock") held by non-affiliates of the registrant is $219,430,639.

     As of March 23, 2000, the registrant had outstanding 36,459,767 shares of Common Stock.


 =============================================================================

                                     PART I


     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT MAPQUEST AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. MAPQUEST'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. MAPQUEST UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

ITEM 1.  BUSINESS.

Unless otherwise expressly indicated herein, the descriptions of the Company contained herein are as of March 22, 2000.

     MapQuest is a leading online provider of mapping and destination information. By leveraging its over 30 years of traditional digital mapping experience, MapQuest's proprietary integration and editing of geographic databases enable it to provide comprehensive mapping solutions to businesses and to provide customized maps, destination information and driving directions to consumers. MapQuest delivers over 150 million maps and driving directions monthly through its own websites and through third-party websites. According to Media Metrix, Inc., over 4.4 million unique users visited mapquest.com in February 2000, making mapquest.com one of the largest travel-related Internet properties in terms of audience reach and the 47th largest Internet property overall.

The MapQuest.com Solution

         MapQuest's online products and services enable businesses to:

o provide customized maps, destination information and driving directions to potential customers,

o provide potential customers with proximity information regarding which of a business' multiple locations is closest to the potential customer,

o expand the functionality of their websites to attract and retain users,

o outsource their map-enabling and destination information needs, thereby avoiding a significant portion of the expenses normally associated with establishing and maintaining a map-enabling infrastructure, and

o provide delivery of driving directions to potential customers on wireless platforms.

     MapQuest's online products and services enable customers to:

o receive maps, destination information and driving directions based on geocentric information provided by the customer on a real-time basis, and

o retrieve accurate and reliable mapping and destination information at any time and from any place over the Internet.

     MapQuest is also a leading United States provider of traditional digital mapping products and services to the educational, reference, directory, travel and governmental markets. In addition, companies that incorporate call centers, CD-ROMs or stand-alone driving direction kiosks into their information delivery strategy require non-Internet customized mapping solutions. MapQuest has developed its map-enabling software to promote the rapid development of mapping applications in these environments.

MapQuest Products and Services

     Internet-related Products and Services for Businesses

Name of Product/Service         Host                   Description
------------------------      --------     ------------------------------------

Connect Services Products

MapQuest Connect              MapQuest     o  Allows businesses to display
                                              consumer-requested maps based on
                                              any combination of city, state,
                                              street address and zip code in
                                              the United States.

MapQuest InterConnect         MapQuest     o  Enhances MapQuest Connect.
                                           o  Offers proximity searching, which
                                              allows consumers visiting   a
                                              business' website  to  find   the
                                              closest locations within a fixed
                                              mile radius of a user-defined
                                              point of origin.

MapQuest Locator              MapQuest     o  Enhances MapQuest InterConnect.
                                           o  Allows more advanced proximity
                                              searching by integrating  MapQuest
                                              with  specific  geographic  search
                                              parameters    contained   in   its
                                              business customer's database, such
                                              as "find  closest gas station with
                                              a car wash."

MapQuest TripConnect          MapQuest    o   Allows businesses to provide
                                              consumers with door-to-door
                                              driving instructions, including
                                              a route-highlighted map, trip
                                              mileage and estimated driving
                                              time.
Enterprise Solutions
MapQuest Enterprise Service   MapQuest    o   Provides   mapping,   routing  and
                                              destination information capability
                                              designed primarily for high volume
                                              websites.
                                          o   Allows   business   customers  the
                                              flexibility  to  fully   customize
                                              generated   map  pages  to  convey
                                              their corporate images.

MapQuest Enterprise Server    Business    o   Provides mapping, routing and
                              Customer        destination information
                                              capability designed primarily
                                              for users of a business website.

MapQuest Server for Windows   Business    o   Business customer-hosted service
NT                            Customer        designed for MapQuest business
                                              customers with networked
                                              applications who want to customize
                                              their own mapping solutions.

     Internet Consumer

     The  mapquest.com   website  offers  several  menu  options  for  consumers
including the following:

o Maps -- the consumer is able to generate maps either based on detailed supplied information or a more general location request,

o Driving Directions -- the consumer can find the most direct route from a point of origin to a destination using a variety of options and formats, including door-to-door, city-to-city, overview map with text, text only or turn-by-turn,

o Travel Guide -- the consumer is able to access lodging and dining information for consumer-supplied destinations,

o Yellow and White Pages -- the consumer is able to access addresses and phone numbers for businesses and individuals, and

o Real Time Traffic -- the consumer can get real-time traffic reports for a number of major U.S. cities.

     MapQuest's product development strategy is to enhance the technology and features of its web-based and non-Internet mapping applications and to further expand its core geographical database assets. To this end, MapQuest has numerous development projects in process including, but not limited to, Internet optimization tools and collaboration technologies and geographical database improvements. MapQuest expects to continue to devote substantial resources to its product development activities.

     Traditional Digital Mapping Products and Services

     MapQuest customizes and publishes printed road maps, atlases, maps used in textbooks, travel guides, hotel and telephone directories, and map-related reference books and CD-ROMs. In addition, MapQuest's products and services include software applications to incorporate customized mapping solutions into call centers, CD-ROMs or information kiosks. MapQuest also provides extensive cartography, geographic database development, comprehensive map data maintenance, advance mapping technology and consultation services to a wide variety of customers on a fee for service basis. MapQuest's traditional digital mapping customers include National Geographic, Exxon, Best Western, Ameritech, Southwestern Bell and Cracker Barrel.

Sales and Marketing

     MapQuest sells its Internet-related business products and services in the United States, Canada and Europe through a sales organization of forty-five employees as of December 31, 1999. The majority of these employees are located at MapQuest's sales offices across the United States with two employees located in the United Kingdom and one employee located in Canada. This sales organization consists of twenty-two direct field salespeople and twenty-three inside salespeople. In addition, MapQuest indirectly sells its Internet products and services through value-added resellers such as SABRE BTS, Three-X Communication, Moore Data and Kingswood Ltd.

     Sales of advertisements on mapquest.com have been generated by third-party advertising sales representatives and by MapQuest's internal advertising sales force, which consisted of seven persons as of December 31, 1999.

     MapQuest sells its traditional digital mapping products and services through a direct sales force consisting of nineteen field salespersons and telemarketers as of December 31, 1999.

     MapQuest markets its products and services online by placing advertisements on third-party websites. In addition, MapQuest advertises through traditional offline media and utilizes public relations campaigns, trade shows and ongoing customer communications programs.

Customers


     As of December 31, 1999, MapQuest had licensed its products and services to over 1,000 business customers. No one customer accounts for over 10% of MapQuest's overall revenues. The following is a representative list of customers as of December 31, 1999:

                                                                                  Digital Mapping Products
Business Products and Services             Consumer Products and Services          and Services
-------------------------------           ------------------------------          ------------------------

American Automobile Association           AIG Insurance                           Ameritech
Avis                                      Alta Vista                              Best Western
Bass Hotel and Resorts                    Ameritrade                              Choice Hotels
Best Western                              AutoByTel                               Cracker Barrel
Budget Rent-A-Car                         BellSouth Yellow Pages                  Discovery Communication
Cendant                                   Ecoupons                                Don Tech
Digital City                              Ford Motor                              Exxon
Excite                                    Holiday Inns                            Harcourt Brace
Federal Express                           Interstate America                      Holt, Rinehart & Winston
Galileo                                   NextCard                                Houghton Mifflin
GM OnStar                                 Pet Planet                              McGraw-Hill
GTE                                       Travelocity                             National Geographic
Hertz                                     Toyota                                  Prentice Hall
Infoseek                                  Travelscape                             R.R. Donnelley
InfoSpace                                 US West                                 Ryder
Lycos                                     YesMail.com                             Southwestern Bell
Moore Data                                                                        Trailer Life
Sabre
Thomas Cook
Yahoo!



Technology and Infrastructure

     Geographic Data

     MapQuest maintains a worldwide geographic database suitable for high quality map production. MapQuest has licensed a significant portion of its data from a number of sources through non-exclusive term contractual arrangements. MapQuest currently relies on primary geographic data drawn from data supplied to it under contract by Navigation Technologies Corporation (NavTech), Geographic Data Technology, Inc. (GDT), Digital Mapping Technologies, Inc. (DMTI) and other data suppliers. MapQuest obtains Western European street and major road data from TeleAtlas, NavTech and AND Mapping BV. Major road data for the rest of the world is obtained from AND Mapping BV. MapQuest's business relationships with NavTech and other vendors are currently in good standing. However, should MapQuest lose access to these sources of third-party data or should the terms of these contractual arrangements materially change, MapQuest would need to substitute potentially higher-priced alternatives, including expenses associated with developing substitute data internally, and MapQuest's business, financial condition and results of operations could be materially and adversely affected.

     MapQuest's own proprietary data assets also support its online and traditional digital mapping products and services. MapQuest has spent approximately six years developing, and continues to enhance and update, its USDB, a digital geographic United States database (including adjacent areas of Canada and Mexico). MapQuest also maintains a graphical image database that contains over 200,000 archived images, which serves as MapQuest's internal reference library and is supported by a customized database management system for image retrieval. In addition, MapQuest has developed a suite of international city map data which includes over 300 metropolitan maps and over 500 downtown maps of most major international tourist and business destinations.

     MapQuest plans to update its geographic databases periodically. However, in view of the complexity of updating several different databases, revising software and the need for third party geocoding, there can be no assurance that MapQuest will be able to perform such updates on any fixed schedule.

     Software and Editing Tools

     MapQuest has developed numerous software tools and has customized existing commercial applications to create and maintain its proprietary digital map databases and produce its mapping products.

     MapQuest's proprietary software development toolkit, GeoLocate, employs scalable object-oriented technology and comprises the core tools used to perform high-speed mapping while maintaining high-quality cartographic display. Designed with an open architecture, GeoLocate offers platform flexibility in converting a variety of data formats. MapQuest's extensive investment in GeoLocate has been leveraged for use in the development of MapQuest's Internet technology, resulting in the creation of a uniquely scalable, high performance platform that serves millions of routes and maps on a daily basis. Easy-to-use consumer interface functionality overlays MapQuest's seamless integration of a variety of data formats and personalization tools which enable consumers to save and display maps in their preferred styles.

     System Architecture

     Web pages, maps, and driving directions delivered to MapQuest's customers and users are generated utilizing a Solaris operating system, Apache web server software and MapQuest's proprietary mapping applications. Traffic is distributed and load-balanced across multiple servers via our proprietary software and equipment provided by F5 Networks which maintain replicated, local storage of underlying software and data, resulting in minimal interdependencies between servers. Each server has its own local storage, and all data and software are replicated across all servers. The system is designed as a flexible, robust architecture which is dynamically scalable to meet anticipated future demand. In addition to built-in redundancies, MapQuest operates automated internal monitoring tools on a continual, full-time basis and independent third-party monitoring of MapQuest's website is generated at all times from at least thirty different cities on at least twelve different national and international Internet backbone providers.

     MapQuest's network, hosting facilities, internal architecture and monitoring have been deployed to provide high availability, efficiency and redundancy at every level of the infrastructure. MapQuest's Internet map and route servicing facilities are located in two Denver, Colorado data centers, a Qwest Communications Cyber Center hosting facility tied to Qwest's nationwide, dedicated high speed OC-48 IP network and an Inflow, Inc. hosting facility with UUNet and other major carrier bandwidth provisioned exclusively for MapQuest's use. MapQuest and its associated websites are tied to Qwest's and Inflow's backbones via Cisco routers and multiplexors. Qwest and Inflow do not guarantee that our Internet access will be uninterrupted, secure, or error free and MapQuest's operations are dependent on Qwest's and Inflow's ability to protect their and our systems against damage from fire, power loss, water damage, telecommunications failure, vandalism, and other malicious acts. Any disruption in the Internet access provided by Qwest or Inflow could have a material adverse effect on MapQuest's business, financial condition and results of operations.

Corporate History

     MapQuest was incorporated in Delaware on March 28, 1994, as GeoSystems Global Corporation and changed its name to MapQuest.com, Inc. on January 27, 1999. On May 4, 1999, MapQuest completed its initial public offering of common stock, receiving net proceeds of approximately $61.6 million. MapQuest's service and product offerings are grouped into three lines of business: Internet-related Products and Services for Business, Internet Consumer and Traditional Digital Mapping Products and Services.

     On December 21, 1999, MapQuest entered into an Agreement and Plan of Merger with America Online, Inc. (America Online). Pursuant to the terms of the Agreement and Plan of Merger, MapQuest.com, Inc. will merge with and into MQ Acquisition Corp. (MQ Acquisition), a wholly-owned subsidiary of America Online, with MapQuest surviving the merger and becoming a wholly-owned subsidiary of America Online. MapQuest intends to consummate this merger once it receives all necessary regulatory clearance. America Online filed a registration statement on Form S-4 with respect to this transaction on February 11, 2000 and MapQuest filed a preliminary proxy statement on Schedule 14A regarding the transaction on the same date.

Competition

     The markets for MapQuest's products and services are highly competitive. MapQuest competes for business customers and consumers with companies offering Internet-based map-enabling technology and publishers and distributors of traditional media (such as televisions, radio and print) that use or license their content for use on the Internet, commercial publishing companies, corporate materials and information market companies, and governmental authorities.

     MapQuest expects competition to continue to increase because these markets, particularly the markets for Internet-related products and services, pose no substantial barriers to entry. Competition may also increase as a result of industry consolidation. In addition, MapQuest's licensees may develop products and services that are equal or superior to MapQuest's or that achieve greater market acceptance than those of MapQuest. Similarly there can be no assurances that MapQuest's data suppliers will not develop products and services competitive with those of MapQuest. Increased competition could result in reduced markets, loss of market share or less traffic to MapQuest's website, any of which could have a material adverse effect on MapQuest's business, financial condition and results of operations.

     MapQuest believes that its ability to compete depends upon many factors, many of which are beyond its control. These factors include MapQuest's ability to provide depth, quality and accuracy of destination information, to increase its sales force and to implement its sales and marketing initiatives, the introduction and acceptance of new and enhanced products and services developed either by MapQuest or its competitors and the ease of use of products and services developed either by MapQuest or its competitors.

Government Regulation

     There is an increasing number of laws and regulations pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. Any new legislation or regulation, or the application or interpretation of existing laws, may decrease the growth in the use of the Internet, which could in turn decrease the demand for MapQuest's service, increase MapQuest's cost of doing business or otherwise have a material adverse effect on MapQuest's business, financial condition and results of operations.

     Liability for Information Retrieved from mapquest.com and from the Internet

     Content may be accessed on mapquest.com or on the websites of MapQuest's distribution partners, and this content may be downloaded by users and subsequently transmitted to others over the Internet. This could result in claims against MapQuest based on a variety of theories, including negligence, copyright or trademark infringement or other theories based on the nature, publication and distribution of this content. These types of claims have been brought, sometimes successfully, against providers of Internet services in the past. MapQuest could also be exposed to liability with respect to third-party content that may be posted by users in chat rooms or bulletin boards offered by certain of MapQuest's distribution partners. It is also possible that if any information, including information deemed to constitute professional advice such as legal, medical, financial or investment advice, provided on mapquest.com contains errors or false or misleading information, third parties could make claims against MapQuest for losses incurred in reliance on such information. The mapquest.com website contains over fifty human-filtered annotated links to other websites. As a result, MapQuest may be subject to claims alleging that, by directly or indirectly providing links to other websites, MapQuest is liable for copyright or trademark infringement or the wrongful actions of third parties through their respective websites. The Communications Decency Act of 1996 provides that, under certain circumstances, a provider of Internet services shall not be treated as a publisher or speaker of any information provided by a third-party content provider. This safe harbor has been interpreted to exempt certain activities of providers of

Internet services. MapQuest's activities may prevent it from being able to take advantage of this safe harbor provision. While MapQuest attempts to reduce its exposure to such potential liability through, among other things, provisions in guide agreements, user policies and disclaimers, the enforceability and effectiveness of such measures are uncertain.

     MapQuest's general liability may not cover all potential claims to which MapQuest is exposed and may not be adequate to indemnify MapQuest for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on MapQuest's business, financial condition and results of operations. Even to the extent that such claims do not result in liability to MapQuest, MapQuest could incur significant costs in investigating and defending against such claims. Potential liability for information disseminated through mapquest.com could lead MapQuest to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources and limit the attractiveness of MapQuest's service to users.

     Privacy Concerns

     The Federal Trade Commission (FTC) is considering adopting regulations regarding the collection and use of personal identifying information obtained from individuals when accessing websites. While MapQuest has implemented or intends to implement programs designed to enhance the protection of the privacy of its users, including children, there can be no assurance that such programs will conform with any regulations adopted by the FTC. The FTC's regulatory and enforcement efforts may adversely affect the ability to collect demographic and personal information from users, which could have an adverse effect on MapQuest's ability to provide highly targeted opportunities for advertisers and e-commerce marketers. Any such developments would have a material adverse effect on MapQuest's business, financial condition and results of operations.

     The European Union (EU) has adopted a directive that imposes restrictions on the collection and use of personal data. This directive could, among other things, affect U.S. companies that collect information over the Internet from individuals in EU member countries, and may impose restrictions that are more stringent than current Internet privacy standards in the United States. This directive does not, however, define what standards of privacy are adequate. As a result, there can be no assurance that this directive will not adversely affect the activities of entities such as MapQuest that engage in data collection from users in EU member countries.

     Internet Taxation

     A number of legislative proposals have been made at the federal, state and local level, and by certain foreign governments, that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities. Such legislation or other attempts at regulating commerce over the Internet may substantially impair the growth of commerce on the Internet and, as a result, adversely affect MapQuest's opportunity to derive financial benefit from such activities.

     Domain Names

     Domain names are the user's Internet "addresses." The current system for registering, allocating and managing domain names has been the subject of litigation, including trademark litigation, and of proposed regulatory reform. Although MapQuest has registered "mapquest.com" as a trademark, third parties may bring claims for infringement against MapQuest for the use of this trademark. There can be no assurance that MapQuest's domain names will not lose their value, or that MapQuest will not have to obtain entirely new domain names in addition to or in lieu of its current domain names if reform efforts result in a restructuring in the current system.

     Jurisdictions

     Due to the global nature of the Internet, it is possible that, although transmissions by MapQuest over the Internet originate primarily in Denver, Colorado, the governments of other states and foreign countries might attempt to regulate MapQuest, MapQuest's business activities, MapQuest's transmissions or prosecute MapQuest for violations of their laws which could have a material adverse effect on MapQuest's business, financial condition and results of operations. In addition, as MapQuest's service is available over the Internet in multiple states and foreign countries, such jurisdictions may require MapQuest to qualify to do business as a foreign corporation in each such state or foreign country, which could subject MapQuest to taxes and penalties and could result in the inability of MapQuest to enforce contracts in such jurisdictions.

Intellectual Property

     MapQuest regards its copyrights, trademarks, trade secrets and similar intellectual property as critical to its success. MapQuest relies upon a combination of trademark and copyright law, trade secret protection and contractual restrictions with employees, customers, partners and others to protect its proprietary rights. MapQuest does not currently hold any patents. If MapQuest fails to adequately protect its proprietary rights, or if it becomes involved in intellectual property litigation, its business, financial condition and results of operations could be materially and adversely affected.

     Despite MapQuest's efforts to protect its proprietary rights, third parties may infringe or misappropriate these rights, which could result in a material adverse effect on MapQuest's business, financial condition and results of operations. In the ordinary course of business MapQuest has been, and expects to continue to be, subject to claims, including claims of alleged infringement of the trademarks and other proprietary rights of third parties. Furthermore, the validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and still evolving. MapQuest expects that infringement claims in its markets will increase in number as more participants enter the market. Such claims and any resultant litigation, should they occur, could subject MapQuest to significant liability for damages and could result in the invalidation of its proprietary rights. In addition, even if MapQuest prevails, such litigation could be time-consuming and expensive to defend, and could result in the diversion of MapQuest's time and attention, any of which could materially adversely affect its business, financial condition and results of operations. Any claims from third parties may also result in limitation on MapQuest's ability to use the trademarks and other intellectual property subject to such claims unless it enters into agreements with the third parties responsible for such claims, which may be unavailable on commercially reasonable terms.

Employees

     As of December 31, 1999, MapQuest employed 335 persons, including 57 cartographers, 12 GIS/database analysts, 91 software/systems/Internet engineers, 109 persons in sales, marketing and customer-support, and 66 persons in general and administrative areas. None of MapQuest's employees is represented by a labor union and MapQuest believes it has good employee relations.

     MapQuest believes that its future success will depend in part on its continued ability to attract, integrate, retain and motivate highly qualified sales, technical, and managerial personnel, and upon the continued service of MapQuest's senior management and key sales and technical personnel. There can be no assurance that MapQuest will successfully attract, integrate, retain and motivate a sufficient number of qualified personnel to conduct its business in the future.

ITEM 2.  PROPERTIES

     MapQuest's headquarters are located in Mountville, Pennsylvania, where MapQuest currently leases approximately 62,000 square feet under a ten-year lease expiring in March 2007. In addition, MapQuest maintains executive offices in New York, New York, where MapQuest also leases approximately 9,000 square feet under a nine-year lease expiring in May 2008. MapQuest also leases approximately 7,200 square feet in Columbia, Maryland under a two-year lease expiring in June 2000, approximately 19,400 square feet in Denver, Colorado under a three-year lease expiring in November 2002, approximately 11,520 square feet in Mount Joy, Pennsylvania under a three-year lease expiring in December 2000 and approximately 3,600 square feet in the Hague, Netherlands under a sixteen-month lease expiring in December 2000. MapQuest also leases sales office space in Redwood Shores, California, Wakefield, Massachusetts, Chicago, Illinois, and Atlanta, Georgia. These offices are approximately 250 to 2,200 square feet with lease terms of one month to five years.

ITEM 3.  LEGAL PROCEEDINGS

     Pursuant to an indemnity obligation, MapQuest defended Moore U.S.A., Inc., in a legal proceeding filed by Mark Tornetta on December 14, 1998 in the United States District Court for the Eastern District of Pennsylvania. Mr. Tornetta alleged that Moore U.S.A., Inc. infringed his patent describing a specific method for searching real estate properties. This case was dismissed without prejudice on April 30, 1999.

     Rand McNally has written a letter to National Geographic claiming that National Geographic's laminated maps infringe upon one of its patents. MapQuest has agreed to take responsibility pursuant to its indemnification obligations. MapQuest believes that this claim will be settled for approximately $10,000.

     MapQuest has also been approached by Unisys concerning a license under U.S. Patent No. 4,558,302, which covers certain data compression technology commonly referred to as the Lempel-Zev-Welch or ALZW@algorithm. Unisys and MapQuest are presently engaged in negotiations concerning a possible settlement. Unisys has not filed a lawsuit, although it has suggested the possibility of litigation to enforce the '302 patent if negotiations are unsuccessful. Under the terms of MapQuest's merger agreement with America Online entered into on December 21, 1999, MapQuest may not settle certain claims without America Online's consent.

     Universal Map Enterprises, Inc. filed a lawsuit against MapQuest and America Online in the United States District Court in the Western District of New York. In that lawsuit, Universal Map Enterprises alleges claims against MapQuest for breach of contract, conversion and specific performance, and against America Online for tortious interference with business arrangements, in connection with an alleged agreement to sell MapQuest's online electronic commerce website, MapStore.com, to Universal Map. Since the commencement of the action, Universal Map has subsequently agreed to dismiss America Online from the action without prejudice. Universal Map is seeking to recover $1,000,000 in damages and/or specific performance of the alleged agreement, plus costs and fees. MapQuest and Universal Map have entered into a stipulation whereby MapQuest has agreed not to frustrate the ability of Universal Map to enforce a judgment for specific performance against MapQuest if so rendered. On February 18, 2000, Universal Map filed a motion for summary judgment with the court seeking summary disposition of its claims prior to discovery and trial. MapQuest's opposition to that motion is set to be filed with the court. MapQuest denies liability and intends to vigorously contest the motion and defend the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                    PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

     MapQuest common stock is traded on the Nasdaq National Market under the symbol "MQST."

     The following table sets forth, for the calendar quarters indicated, the high and low prices per share of MapQuest common stock as reported on the Nasdaq National Market.


                                                              MapQuest
                                                            common stock
                                                           High        Low
                                                           ----        ---
1998:
Quarter Ended March 31, 1998......................       $ N/A       $ N/A
Quarter Ended June 30, 1998.......................         N/A         N/A
Quarter Ended September 30, 1998..................         N/A         N/A
Quarter Ended December 31, 1998...................         N/A         N/A
1999:
Quarter Ended March 31, 1999......................         N/A         N/A
Quarter Ended June 30, 1999.......................        25.94       13.75
Quarter Ended September 30, 1999..................        20.63        9.31
Quarter Ended December 31, 1999...................        32.50       12.50


Holders

     On March 22, 2000, the closing price of MapQuest's Common Stock reported by the Nasdaq National Market was $21.75 per share. As of March 22, 2000 there were approximately 117 holders of record of the common stock (not including beneficial holders of stock held in street name).

Recent Sales of Unregistered Securities

     For the fiscal year ended December 31, 1999, MapQuest granted an aggregate of 1,320,590 options to purchase its common stock to its employees, with exercise prices ranging from $10.44 per share to $28.00 per share. The grant of a significant portion of these options to purchase shares of common stock was made in reliance upon Rule 701 promulgated under the Securities Act. Those grants that were not made in reliance upon Rule 701 were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act. In addition, 645,570 options granted on December 31, 1998 were priced in 1999 at the initial public offering price of $15.00 per share.

     For the fiscal year ended December 31, 1999, employees and consultants exercised options to purchase 1,129,947 shares of common stock of MapQuest at exercise prices ranging from $0.04 per share to $15.00 per share. These shares of common stock were issued in reliance upon Rule 701 promulgated under the Securities Act.

     For the fiscal year ended December 31, 1999, 2,227,897 shares of common stock were issued upon exercise of warrants at exercise prices ranging from $0.01 per share to $1.30 per share in reliance upon Section 4(2) of the Securities Act.

Use of Proceeds from Initial Public Offering

     On May 3, 1999, the Securities and Exchange Commission declared MapQuest's Registration Statement on Form S-1 (No. 333-72667) effective. On May 7, 1999, MapQuest completed an initial public offering of an aggregate of 4,600,000 shares of MapQuest Common Stock at an offering price of $15.00 per share. The managing underwriters for the offering were BancBoston Robertson Stephens, Thomas Weisel Partners, LLC, U.S. Bancorp Piper Jaffray Inc. and Volpe Brown Whelan & Company, LLC. Net proceeds to MapQuest, after deducting underwriting discounts and commissions of $4,830,000 and offering expenses of approximately $2,559,000 were $61,611,000. On June 8, 1999, in connection with the aforementioned initial public offering, the managing underwriters exercised their over-allotment option for 597,990 shares of MapQuest's common stock at the initial public offering price of $15.00 per share which generated approximately $8,300,000 in net proceeds to MapQuest. None of the expenses incurred in the offering were direct or indirect payments to directors, officers, or general partners of MapQuest or their associates, to persons owning ten percent or more of any class of equity securities of MapQuest or to affiliates of MapQuest except in connection with the redemption of the Series B Preferred Stock. MapQuest used approximately $8,700,000 of these proceeds to redeem all of its Series B Preferred Stock. MapQuest has used the remainder of the net proceeds for business operations and investing in short-term, interest bearing investment grade obligations with various maturities ranging from one day to one year.

Dividends

     MapQuest has never declared or paid any cash dividends on its common stock. MapQuest intends to retain any future earnings to support operations and to finance the growth and development of MapQuest's business and does not anticipate paying cash dividends for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial data of MapQuest have been derived from the audited historical consolidated financial statements and notes thereto of MapQuest for each of the years in the five-year period ended December 31, 1999. This information is only a summary and you should read it in conjunction with MapQuest's Management's Discussion and Analysis of Financial Condition and Results of Operations, which is included in Item 7 of this Report.


                                                                     Year Ended December 31,

                                             1999            1998             1997            1996              1995
                                        -------------------------------------------------------------------------------------
                                                              (in thousands, except per share data)
Statement of Operations Data:
     Total revenues................       $    34,487    $    24,717      $    21,416     $    19,577      $    14,077
     Income (loss) from operations.           (20,361)        (3,453)          (8,002)         (1,719)              15
     Net income (loss).............           (18,498)        (3,155)          (7,599)         (1,276)             524
     Net income (loss) per share-
       Basic.......................             (0.84)        (12.09)          (64.43)          (8.84)            0.79
     Net income (loss) per share-
       Diluted.....................             (0.84)        (12.09)          (64.43)          (8.84)            0.00



                                                                       As of December 31,
                                             1999            1998            1997             1996             1995
                                        ----------------------------------------------------------------------------------
                                                                         (in thousands)
Balance Sheet Data:
     Cash and cash equivalents.....       $    19,390    $       564      $     2,482     $     1,904      $     4,619
     Working capital...............            44,115          4,301            7,460           4,085            6,066
     Total assets..................            65,010         11,450           13,221           9,526            9,601
     Total debt....................                --             48              100              --               --
     Redeemable preferred stock....                --         26,186           25,711           7,331            6,877
     Stockholders' equity (deficit)            49,857        (19,768)         (16,237)         (1,553)             213



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with financial information and the notes thereto included in this Report.

     The following discussion of the financial condition and results of operations of MapQuest contains forward-looking statements relating to future events and the future performance of MapQuest within the meaning of Section 27a of the Securities Act of 1993, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended. Investors are cautioned that such statements involve risks and uncertainties. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth in MapQuest's registration statement on Form S-1, particularly under the section entitled "Risk Factors." MapQuest undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     Since 1967, MapQuest has provided traditional cartographic products and services. In 1989, MapQuest began offering digital mapping products and services. Beginning in 1991, MapQuest introduced map-generating products and services which evolved into online mapping and routing applications. During the first quarter of 1996, MapQuest launched mapquest.com and initiated sales and marketing efforts to build brand awareness and to generate advertising revenues from its website. In the third quarter of 1996, MapQuest began providing online mapping and destination information products and services from its website to companies with an Internet presence and to high-traffic websites offering users a wide range of information and services on their websites, which are commonly referred to as portal websites. In 1997, MapQuest increased its focus on its Internet business and consumer lines of business by devoting significant resources to the mapquest.com website and to its other Internet products and services. In 1998, MapQuest introduced its MapQuest Enterprise Server.
MapQuest's Enterprise Server is designed to provide mapping and routing capability to high volume websites. In 1999, MapQuest began to focus on developing wireless and voice applications that allow MapQuest users to access driving directions and find information about various points of interest.

     MapQuest derives its revenues from three lines of business:

     Business Products and Services. MapQuest provides Internet products and services to companies with an Internet presence and to portal websites. These companies typically contract for MapQuest's services on an annual basis in consideration for a service fee based on usage and an initial set-up fee.
MapQuest recognizes service fees ratably over the period of the service. Revenues from the set-up fee are recognized upon completion of the related installation services. Revenues for software and data licenses relating to MapQuest business products are recognized upon delivery of the product and if no significant obligations remain outstanding. Otherwise, revenues are recognized over the term of the related agreement. Further, under those agreements where MapQuest has a maintenance or upgrade obligation, MapQuest recognizes revenue for these obligations over the period of the obligation. MapQuest has also historically provided business products and services for non-Internet applications by licensing software and data and by providing professional services on a time and material basis or a fixed-fee basis.

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

     Digital Mapping Products and Services. MapQuest derives revenues from providing digital mapping services to businesses and from the sale of mapping products to distributors, retailers, and corporate customers. MapQuest typically receives fees and payments on a time and material basis or a fixed fee basis. Revenues from these services are recognized when the projects are completed. In addition, revenues from long-term contracts are recognized on the percentage-of-completion method, measured as the number of hours incurred to date as a percentage of estimated total labor hours for each contract. MapQuest also licenses software and data for a license fee and/or royalties. License fees are recognized upon delivery of the software and data and if no significant obligations remain outstanding. Otherwise, revenues are recognized over the term of the related agreement. Royalty revenue is recognized upon receipt of payment or evidence royalties have been earned. With respect to the sale of mapping products, MapQuest is paid negotiated amounts, depending on volume, from retailers and distributors, subject to minimum sales and return arrangements.

     As a result of MapQuest's relatively recent focus on the Internet and the emerging nature of the Internet markets in which it competes, MapQuest is limited in its ability to accurately forecast its revenue. MapQuest's current and future expense levels are based largely on its estimates of future revenue and are to a large extent fixed. Accordingly, MapQuest may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and a shortfall in revenue in relation to MapQuest's expectations could have a material adverse effect on MapQuest's business, financial condition and results of operations. In addition, MapQuest currently intends to significantly increase its operating expenses to develop and enhance its technology, to create, introduce and enhance its service offerings, to acquire and develop content, to fund increased sales and marketing expenses and to enter into new strategic agreements. To the extent that such expenses precede or are subsequently followed by increased revenue, MapQuest's business, financial condition and results of operations could be materially adversely affected.

     MapQuest's annual operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside MapQuest's control. Factors that will influence MapQuest's operating results include: (i) MapQuest's ability to retain existing portals and online clients, to attract new online clients at a steady rate and to maintain business customer and end-user satisfaction; (ii) the announcement or introduction of new websites, Web stores, services and products by MapQuest and its competitors; (iii) price competition and margin erosion; (iv) the rate at which the online market for the purchase of products and services continues to emerge; (v) MapQuest's ability to upgrade and develop its systems and infrastructure; (vi) the termination of any account that represents a significant portion of its sales; (vii) technical difficulties or system downtime; (viii) MapQuest's ability to attract new personnel in a timely and effective manner; (ix) MapQuest's ability to increase the proportion of sales from portals and online clients; (x) the failure of Internet bandwidth to increase over time and/or an increase in the cost to end users of obtaining or utilizing Internet bandwidth; and (xi) certain U.S. and foreign government regulations. MapQuest also may, as inducement to obtain certain strategic contracts, offer favorable pricing terms to portals, software publishers and online retailers which would reduce its gross margins. As a result, MapQuest believes that it will continue to incur operating losses in the future. Due to the foregoing factors, MapQuest's annual operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the common stock would likely be materially adversely affected.

Merger with America Online, Inc.

     On December 21, 1999, MapQuest entered into an Agreement and Plan of Merger with America Online. Pursuant to the terms of the Agreement and Plan of Merger, MapQuest will merge with and into MQ Acquisition, with MapQuest surviving the merger and becoming a wholly-owned subsidiary of America Online. MapQuest intends to consummate this merger once it receives all necessary regulatory clearance. America Online filed a registration statement on Form S-4 with respect to this transaction on February 11, 2000 and MapQuest filed a preliminary proxy statement on Schedule 14A describing the merger on the same date.

Results of Operations

     The following table sets forth the results of operations for MapQuest expressed as a percentage of net revenues:


                                                   Year Ended December 31,
                                                  1999       1998     1997
                                                  ----       ----     ----
Revenue
     Business.................................    38.0%      26.4%     22.2%
     Consumer.................................    19.2%       5.6%      6.0%
                                                  ----       ----      ----
     Total business and consumer..............    57.2%      32.0%     28.2%
                                                  ----       ----      ----
     Digital mapping..........................    42.8%      68.0%     71.8%

     Total revenues...........................   100.0%     100.0%    100.0%

Cost of revenues
     Business and consumer....................    30.8%      19.5%     21.2%
     Digital mapping..........................    33.0%      51.9%     50.3%
                                                  ----       ----      ----
     Total cost of revenues...................    63.8%      71.4%     71.5%
                                                  ----       ----      ----
Gross profit..................................    36.2%      28.6%     28.5%

Operating expenses
     Sales and marketing......................    57.7%      21.2%     33.9%
     Product development......................    17.4%      12.0%     23.6%
     General and administrative...............    20.1%       9.4%      8.5%
                                                  ----        ---       ---
     Total operating expenses.................    95.2%      42.6%     65.9%
                                                  ----       ----      ----

Operating loss................................   -59.0%     -14.0%    -37.4%
Interest income and expense, net..............     4.9%       0.2%      0.6%
Other income..................................     0.5%       1.0%      1.2%
                                                   ---        ---       ---
Loss before provision for income taxes........   -53.6%     -12.8%    -35.5%
Provisions for income taxes...................     0.0%       0.0%      0.0%
                                                  ----       ----      ----
Net loss   ...................................   -53.6%     -12.8%    -35.5%
                                                  ====       ====      ====



Year Ended December 31, 1999 as Compared to 1998

     Revenues

     Total revenues increased by $9.8 million from $24.7 million in 1998 to $34.5 million in 1999. Revenue from MapQuest's top 10 customers decreased from 27.2% of total revenues in 1998 to 22.3% in 1999.

     Business Revenues. Business revenues increased by $6.6 million from $6.5 million in 1998 to $13.1 million in 1999. As a result of MapQuest's increased focus on positioning the Company as an Internet company and selling its business-to-business products and services, the number of customers using MapQuest's Internet mapping services increased from 356 at year end 1998 to 1,014 at year end 1999. As a percent of total revenues, business revenues increased from 26.4% in 1998 to 38.0% in 1999.

     Consumer Revenues. Consumer revenues increased by $5.2 million from $1.4 million in 1998 to $6.6 million in 1999. In 1999, MapQuest increased resources devoted to direct sales of advertising on its consumer site. These additional resources, combined with MapQuest's third-party advertising seller, were able to generate increased revenue. In addition, during 1998 MapQuest changed its third-party advertising sales representative organization and did not earn revenues from third-party sales representative organizations during the transition. As a percent of total revenues, consumer revenues increased from 5.6% in 1998 to 19.2% in 1999.

     Digital Mapping Revenues. Digital mapping revenues decreased by $2.0 million from $16.8 million in 1998 to $14.8 million in 1999. This decrease was due to both decreased sales of printed products of $1.1 million and decreased mapping services volume of $0.9 million. As a percent of total revenues, digital mapping revenues decreased from 68.0% in 1998 to 42.8% in 1999.

     Cost of Revenues

     Cost of revenues consists primarily of compensation for operations personnel and related operations costs, including depreciation of operating assets, third-party data and royalties, print and paper costs for printed products, and subcontractor costs. Cost of revenues increased by $4.4 million, from $17.6 million in 1998 to $22.0 million in 1999. As a percent of revenue, these expenses were 63.8% for the year ended December 31, 1999 compared to 71.4% for the same period in 1998. Business and consumer costs increased by $5.8 million, from $4.8 million in 1998 to $10.6 million in 1999. As a percent of business and consumer revenue, these expenses were 53.9% for the year ended December 31, 1999 compared to 60.8% for the same period in 1998. The increases in business and consumer costs were primarily related to increased costs associated with adding staff and related expenses to support the expansion of our Internet products and services as traffic on the mapquest.com web site grew and as the number of business clients increased. Digital mapping services costs decreased by $1.4 million, from $12.8 million in 1998 to $11.4 million in 1999. As a percent of digital mapping services revenue, these expenses were 77.0% for the year ended December 31, 1999 compared to 76.4% for the same period in 1998. The decrease in digital mapping services costs was primarily related to decreased print and paper costs for printed products as a result of lower digital mapping services revenue.

     Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel-related expenses, sales promotion expenses, public relations expenses and costs of marketing materials. Sales and marketing expenses increased by $14.7 million from $5.2 million in 1998 to $19.9 million in 1999. For the year ended December 31, 1999, sales and marketing expenses were 57.7% of revenues, compared to 21.2% of revenues for the year ended December 31, 1998. The period-to-period increases are primarily attributable to MapQuest's marketing promotions and advertising efforts as well as an increase in the number of sales and marketing personnel and related expenses.

     Product Development. Product development expenses consist primarily of the costs of developing new products and services and modifying existing products and services, including software and data. These costs consist primarily of salaries for product development personnel and related expenses, contract labor expense and consulting fees. Product development expenses increased by $3.0 million from $3.0 million in 1998 to $6.0 million in 1999. As a percentage of revenues, these expenses were 17.4% for the year ended December 31, 1999 and 12.0% for the comparable period in 1998. These period-to-period increases were primarily attributable to increased business and consumer product development expenses. MapQuest plans to continue its investment in the development of business and consumer products in the future.

     General and Administrative. General and administrative expenses consist primarily of salaries and related expenses for general corporate functions, including executive, accounting and administrative personnel, and legal expenses. These expenses increased by $4.6 million from $2.3 million in 1998 to $6.9 million in 1999. As a percentage of revenues, these expenses were 20.1% for the year ended December 31, 1999, compared to 9.4% for the same period in 1998. These period-to-period increases were primarily related to increased salaries, professional service fees and other expenses as a result of company growth and being a publicly held entity. In addition, the Company recorded $1.7 million of non-recurring expenses in the fourth quarter of 1999. These consisted of charges related to transaction costs associated with potential acquisitions that were not consummated and expenses associated with certain third-party patented technology used by mapquest.com.

     Interest Income and Expense, Net

     Interest income was $1.7 million for the year ended December 31, 1999 compared to $0.1 million for the year ended December 31, 1998. This increase was due to the placement of a large portion of the proceeds from MapQuest's initial public offering in May of 1999 in cash equivalents and short-term investments.

     Income Taxes

     MapQuest paid no income taxes in 1998 or 1999. Other than for the fiscal year ended December 31, 1995, MapQuest has incurred a net loss for each period since incorporation. As of December 31, 1999, MapQuest had approximately $44.3 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2009. Due to the uncertainty of future profitability, a valuation allowance equal to the net deferred tax asset has been recorded. Changes in ownership resulting from transactions among MapQuest's stockholders and sales of common stock may limit the future annual realization of the tax net operating loss carryforwards under Section 382 of the Internal Revenue Code of 1986.

Year Ended December 31, 1998 as Compared to 1997

     Revenues

     Total revenues increased by $3.3 million from $21.4 million in 1997 to $24.7 million in 1998. Revenue for the top 10 customers of MapQuest as a percent of total revenue decreased from 44.5% in 1997 to 27.2% in 1998.

     Business Revenues. Business revenues increased by $1.7 million from $4.8 million in 1997 to $6.5 million in 1998. This increase was primarily due to an increase in the number of businesses using MapQuest's products and services and the introduction of additional products and services. In addition, during 1998, MapQuest introduced its Enterprise Server products and services. As a percent of total revenues, business revenues increased from 22.2% in 1997 to 26.4% in 1998.

     Consumer Revenues. Consumer revenues increased $0.1 million from $1.3 million in 1997 to $1.4 million in 1998. This increase was due to increased advertising sales, including advertisements placed on MapQuest's website and sponsorship advertisements. During 1998, MapQuest changed its third-party advertising sales representative organization. Consequently, MapQuest did not earn revenues from third-party advertising sales representative organizations during this transition. As a percent of total revenues, consumer revenues decreased from 6.0% in 1997 to 5.6% in 1998.

     Digital Mapping Revenues. Digital mapping revenues increased by $1.4 million from $15.4 million in 1997 to $16.8 million in 1998. This increase was primarily due to increased sales of printed products, including the National Geographic Road Atlas and the National Geographic American Road Atlas. As a percent of total revenues, digital mapping revenues decreased from 71.8% in 1997 to 68.0% in 1998.

     Cost of Revenues

     Cost of revenues consists primarily of compensation for operations personnel and related operations costs, including depreciation of operating assets, third-party data and royalties, print and paper costs for printed products, and subcontractor costs. Cost of revenues increased by $2.3 million from $15.3 million in 1997 to $17.6 million in 1998. As a percent of revenue, these expenses were 71.4% for the year ended December 31, 1998 and 71.4% for the same period in 1997. Digital mapping services costs increased by $2.0 million, from $10.8 million in 1997 to $12.8 million in 1998. As a percent of digital mapping services revenue, these expenses were 76.4% for the year ended December 31, 1998 compared to 70.0% for the same period in 1997. The increase in digital mapping services costs was primarily related to increased print and paper costs for printed products as a result of higher digital mapping services revenue. Business and consumer costs increased by $0.3 million, from $4.5 million in 1997 to $4.8 million in 1998. As a percent of business and consumer revenue, these expenses were 60.8% for the year ended December 31, 1998 compared to 75.1% for the same period in 1997.

     Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel related expenses, sales promotion expenses, public relations expenses and costs of marketing materials. Sales and marketing expenses decreased by $2.1 million from $7.3 million in 1997 to $5.2 million in 1998. This decrease reflects lower promotional costs and personnel expenses as MapQuest implemented expense reduction efforts in early 1998. These expense reductions included a reduction in personnel, decreased travel expenses and lower spending for sales promotions involving trade shows and public relations. These expense reductions efforts were undertaken as MapQuest revised its business strategy.

     Product Development. Product development expenses are primarily the costs of developing new products and services and modifying existing products and services, including software and data. These expenses consist primarily of salaries for product development personnel and related expenses, contract labor expenses, and consulting fees. Product development expenses decreased by $2.0 million from $5.0 million in 1997 to $3.0 million in 1998. The decrease from 1997 to 1998 was primarily due to decreases in personnel and related expenses as MapQuest implemented the expense reduction efforts described in the preceding paragraph in early 1998.

     General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for MapQuest's executive, accounting and administrative personnel, professional services and other general corporate expenses. These expenses increased by $0.5 million from $1.8 million in 1997 to $2.3 million in 1998. The increase from 1997 to 1998 was primarily due to costs associated with the hiring of a new Chief Executive Officer and for additional professional services.

     Interest Income and Expense, Net

     Interest income was $0.1 million in both 1997 and 1998.

     Other Income

     Other income decreased $0.1 million from $0.3 million in 1997 to $0.2 million in 1998. This decrease was primarily due to lower equity in the earnings of a joint venture that serves a number of automobile clubs with trip routing services.

     Income Taxes

     MapQuest paid no income taxes in 1997 or 1998. Other than for the fiscal year ended December 31, 1995, MapQuest has incurred a net loss for each period since incorporation. As of December 31, 1998, MapQuest had approximately $11.7 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2009. Due to the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded. Changes in ownership resulting from transactions among MapQuest's stockholders and sales of common stock may limit the future annual realization of the tax net operating loss carryforwards under Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources, Years ended December 31, 1999 and 1998

     MapQuest has financed its operations to date primarily through the public sale of common stock, private placement of equity securities, funds from operations and bank borrowings. As of December 31, 1999, MapQuest had $19.4 million of cash and cash equivalents and $23.6 million in short-term investments.

     MapQuest's days sales outstanding in accounts receivable, calculated on a quarterly basis, were 87 days at both December 31, 1998 and 1999. Due to quarter-to-quarter revenue fluctuations, days sales outstanding in accounts receivable may periodically exceed 90 days. The average collection period is a result of the payment practices of some of MapQuest's customers.

     Net cash used in operating activities was $0.8 million for the fiscal year 1998 and $14.8 million for the fiscal year 1999, an increase of $14.0 million. In 1999, the cash used in operating activities was primarily a result of the net loss. In addition, trade receivables increased $6.0 million and prepaid expenses increased $1.7 million, partially offset by increases in advance billings on contracts, deferred revenue, and accrued personnel costs and other liabilities of $1.0 million, $2.9 million, and $4.8 million, respectively. The net cash used in operating activities in 1998 resulted primarily from the net loss. Other significant operating activities in 1998 include an increase in trade receivables of $1.5 million and an increase in deferred revenue of $0.7 million.

     Net cash used in investing activities was $1.1 million for the fiscal year 1998 and $28.2 million for the fiscal year 1999. This increase in 1999 is due to the net purchase of short-term investments of $23.6 million and $4.7 million in purchases of property and equipment compared to $1.1 million in purchases of property and equipment during 1998.

     Net cash used in financing activities was less than $0.1 million for the fiscal year 1998, and net cash provided by financing activities was $61.9 million for the fiscal year 1999. The increase in 1999 resulted primarily from the issuance of common stock, net of the redemption of preferred stock.

     MapQuest's capital commitments for the fiscal year 1998 and the fiscal year 1999 consisted of obligations under operating leases. Management anticipates that it will continue to invest in capital expenditures in order to meet its anticipated growth in operations.

     In May 1999, the Company completed an initial public offering of 4,600,000 shares of its common stock at a public offering price of $15 per share, which generated approximately $61.6 million in net proceeds to MapQuest.

     Upon the closing of the Company's initial public offering in May 1999, all of the outstanding shares of MapQuest's Series A and Series C Preferred Stock were converted into 27,122,455 shares of common stock and all of the outstanding shares of MapQuest's Series B Preferred Stock were redeemed for approximately $8.7 million.

     During June 1999, the underwriters of MapQuest's initial public offering exercised an over-allotment option for 597,990 shares of MapQuest's common stock at the initial public offering price of $15 per share, which generated approximately $8.3 million in net proceeds to MapQuest.

     MapQuest believes its existing cash and cash equivalents, and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors, including the level of investment we make in new technologies and improvements to existing technologies and the levels of monthly expenses required to launch new products and services.

Liquidity and Capital Resources, Years ended December 31, 1998 and 1997

     Prior to the initial public offering, MapQuest financed its operations primarily through the private placement of equity securities, funds from operations and bank borrowings. As of December 31, 1998, MapQuest had $0.6 million of cash and cash equivalents.

     MapQuest's days sales outstanding in accounts receivable, calculated on a quarterly basis, were 86 days and 87 days at December 31, 1997 and 1998, respectively. However, due to revenues fluctuating on a quarter-to-quarter basis, average days sales outstanding in accounts receivable may periodically exceed 90 days. The average collection period is a result of the payment practices of some of MapQuest's customers.

     Net cash used in operating activities was $9.5 million in 1997 and $0.8 million in 1998. In 1997, cash used by operating activities was primarily a result of the net loss and increased working capital. In 1998, cash used by operating activities was primarily a result of the net loss.

     Net cash provided by financing activities was $11.4 million in 1997. In 1997, cash provided by financing activities was primarily attributable to net proceeds from the issuance of convertible preferred stock.

     Net cash used in investing activities was $1.3 million in 1997 and $1.1 million in 1998. Cash used in investing activities in each period was primarily related to purchases of property and equipment.

New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB 101, as amended, provides additional guidance in applying generally accepted accounting principles for revenue recognition in financial statements. MapQuest plans to adopt any changes it believes to be mandated by the SAB no later than the second quarter of 2000. MapQuest does not expect the SAB to have a material impact on the financial position or results of operations of MapQuest.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     MapQuest does not hold derivative financial instruments or derivative equity securities in its investment portfolio. The Company's policy is to invest excess cash in debt instruments of the U.S. Government and its agencies, and of high quality corporate issuers with maturities ranging primarily from one day to less than six months. These securities are subject to interest-rate risk and will decrease in value if interest rates increase. Due to the short-term nature of these investments, MapQuest believes that the risk associated with interest-rate fluctuations does not pose a material risk to the Company. The Company's operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
MapQuest.com, Inc.

     We have audited the accompanying balance sheets of MapQuest.com, Inc. as of December 31, 1998 and 1999, and the related statements of operations, changes in redeemable preferred stock, common stock, and other stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MapQuest.com, Inc. at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                    / S / ERNST & YOUNG LLP

Harrisburg, Pennsylvania
March 10, 2000


                               MAPQUEST.COM, INC.
                                 BALANCE SHEETS
                                                                                          December 31
                                                                                    1998               1999
                                                                                ------------------------------
                                      ASSETS
Current assets:
   Cash and cash  equivalents---------------------------------------------      $   564,087        $19,390,117
   Short-term investments-------------------------------------------------             --           23,565,837
   Accounts receivable, net of allowance for doubtful accounts
       (1998---$469,726; 1999---$601,626)---------------------------------        6,646,882         12,068,695
   Accounts receivable ---  affiliates------------------------------------          127,989            449,220
   Inventories------------------------------------------------------------        1,364,608          1,196,602
   Contract work in progress----------------------------------------------          147,317            428,954
   Prepaid expenses and other current assets------------------------------          481,921          2,168,387
                                                                                -----------        -----------
      Total current assets-----------------------------------------------         9,332,804         59,267,812

Property and equipment, net of accumulated depreciation (1998--$3,433,368;
      1999--$4,932,554)----------------------------------------------             1,844,324          5,011,439

Goodwill, net of accumulated amortization (1998--$127,295;
      1999--$157,846)------------------------------------------------               178,212            147,661

Other assets                                                                         94,901            583,119
                                                                                -----------        -----------
      Total assets---------------------------------------------------           $11,450,241        $65,010,031
                                                                                ===========        ===========




                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable--------------------------------------------------------     $  1,715,133    $  3,245,970
   Current portion of note payable-----------------------------------------           48,108            --
   Accrued personnel costs-------------------------------------------------          561,714       2,393,298
   Advance billings on contracts-------------------------------------------          498,108       1,480,703
   Deferred revenue--------------------------------------------------------        1,207,867       4,080,644
   Other accrued liabilities-----------------------------------------------        1,000,940       3,952,556
                                                                                ------------    ------------
     Total current liabilities-------------------------------------------          5,031,870      15,153,171

  Convertible Redeemable Preferred Stock---Series A, voting, $1.00 per share redemption value, aggregate liquidation preference of $6,550,000 in 1998:
           Issued and outstanding shares---6,550,000 in 1998------------------     6,550,000            --

  Cumulative Redeemable Preferred  Stock---Series B, nonvoting, $6.15 per share redemption value, aggregate liquidation preference of $8,332,036 in 1998:
       Issued and outstanding shares---1,354,802 in 1998----------------------     8,332,036            --

  Convertible Redeemable Preferred Stock---Series C, voting, $3.51 per share redemption value, aggregate liquidation preference of $12,268,292 in 1998:
       Issued and outstanding shares---3,495,354 in 1998-----------------------   11,595,176            --

  Notes receivable arising from issuance of preferred stock--------------------     (290,835)           --

  Stockholders' equity (deficit):
       Common Stock---$.001 par value:
           Authorized shares---100,000,000
           Issued and outstanding shares---336,028 in 1998 and 36,014,307 in
           1999----------------------------------------------------------------          336          36,014
       Notes receivable for common stock---------------------------------------         --          (224,135)
       Additional paid-in capital----------------------------------------------      140,170      88,779,403
       Retained deficit--------------------------------------------------------  (19,908,512)    (38,734,422)
                                                                                ------------    ------------
         Total stockholders' equity (deficit)--------------------------------    (19,768,006)     49,856,860
                                                                                ------------    ------------
         Total liabilities and stockholders' equity (deficit)----------------   $ 11,450,241    $ 65,010,031
                                                                                ============    ============

                               See accompanying notes.

                               MAPQUEST.COM, INC.

                            STATEMENTS OF OPERATIONS


                                                                            Year ended December 31
                                                                    1997            1998            1999
                                                                    ----            ----            ----
Revenues

   Business ..............................................  $  4,762,627         $  6,536,153       $ 13,112,876
   Consumer ..............................................     1,275,900            1,375,900          6,600,898
                                                            ------------         ------------       ------------
   Total business and consumer revenues ..................     6,038,527            7,912,053         19,713,774
   Digital mapping .......................................    15,377,141           16,805,149         14,773,374
                                                            ------------         ------------       ------------
     Total revenues ......................................    21,415,668           24,717,202         34,487,148

Cost of revenues

   Business and consumer .................................     4,535,153            4,808,764         10,634,169
   Digital mapping .......................................    10,767,256           12,837,036         11,370,963
                                                            ------------         ------------       ------------
     Total cost of revenues ..............................    15,302,409           17,645,800         22,005,132
                                                            ------------         ------------       ------------

Gross profit .............................................     6,113,259            7,071,402         12,482,016

Operating expenses

   Sales and marketing ...................................     7,256,519            5,243,377         19,889,205
   Product development ...................................     5,047,744            2,954,510          6,007,755
   General and administrative ............................     1,811,391            2,326,191          6,946,207
                                                            ------------         ------------       ------------
     Total operating expenses ............................    14,115,654           10,524,078         32,843,167

Operating loss ...........................................    (8,002,395)          (3,452,676)       (20,361,151)

Interest income and expense, net .........................       135,888               53,916          1,680,010

Other income .............................................       267,384              243,891            183,515
                                                            ------------         ------------       ------------
Loss before provision for income taxes ...................    (7,599,123)          (3,154,869)       (18,497,626)

Provision for income taxes ...............................           --                   --                 800
                                                            ------------         ------------       ------------
      Net loss ...........................................    (7,599,123)          (3,154,869)       (18,498,426)
                                                                                                    ------------
Less preferred stock dividends and accretion .............    (5,833,651)            (667,223)          (377,490)
                                                            ------------         ------------       ------------
Net loss applicable to common stockholders ...............  $(13,432,774)        $ (3,822,092)      $(18,875,916)
                                                            ------------         ------------       ------------
Basic and diluted loss per share .........................  $     (64.43)        $     (12.09)      $      (0.84)
                                                            ============         ============       ============
Shares used to compute basic and diluted loss per share ..       208,499              316,202         22,374,292



                             See accompanying notes.

                               MAPQUEST.COM, INC.

       STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK, COMMON STOCK,
                    AND OTHER STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                        Notes
                                                       Convertible    Cumulative       Convertible   Receivable
                                                       Redeemable     Redeemable       Redeemable    Arising from
                                                       Preferred      Preferred        Preferred     Issuance of   Notes
                                                       Stock--        Stock--          Stock--       Preferred     Receivable for
                                                       Series A       Series B         Series C      Stock         Common Stock
                                                       ----------     ----------       -----------   ------------- --------------

Balance at December 31, 1996 ....................    $      --      $  7,331,431    $       --      $    (87,832)   $       --
  Net loss ......................................           --              --              --              --              --
  Payment on notes receivable ...................           --              --              --            21,132            --
  Dividends .....................................           --           484,306            --              --              --
  Exercise of 10,314 options ....................           --              --              --              --              --
  Addition of redemption feature to Series A
     preferred stock ............................      6,550,000            --              --              --              --
  Issuance of 3,495,354 shares convertible
     preferred stock--Series C, net .............           --              --        11,573,009        (224,135)
  Accretion of redeemable preferred stock to
     redemption value ...........................           --              --            63,243            --              --
                                                     ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1997 ....................       6,550,000      7,815,737      11,636,252        (290,835)           --
  Net loss ......................................           --              --              --              --              --
  Dividends .....................................           --           516,299            --              --              --
  Exercise of 119,610 options ...................           --              --              --              --              --
  Issuance of 522,234 warrants ..................           --              --          (192,000)           --
  Issuance of 41,266 warrants for Services ......           --              --              --              --              --
  Accretion of redeemable preferred stock to
     redemption value ...........................           --              --           150,924            --              --
  Compensation related to stock options .........           --              --              --              --
                                                      ------------    ------------    ------------    ------------    -----------
Balance at December 31, 1998 ....................        6,550,000     8,332,036      11,595,176        (290,835)           --
  Net loss ......................................           --              --              --              --              --
  Dividends .....................................           --           327,484            --              --              --
  Issuance of 5,197,990 shares of common stock
     in initial public offering .................           --              --              --              --              --
  Conversion of Series A preferred Stock ........       (6,550,000)         --              --              --              --
  Conversion of Series C preferred Stock ........           --              --       (11,645,182)           --              --
  Conversion of notes receivable arising from
     conversion of stock ........................           --              --              --           290,835        (290,835)
  Accretion of redeemable preferred stock to
     redemption value ...........................           --              --            50,006            --              --
  Redemption of Series B preferred Stock ........           --        (8,659,520)           --              --              --
  Exercise of 2,227,897 warrants ................           --              --              --              --              --
  Exercise of 1,129,947 options .................           --              --              --              --              --
  Payment on notes receivable ...................           --              --              --              --            66,700
                                                       ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1999 ....................      $    --      $       --      $       --      $       --      $   (224,135)
                                                       ============    ============    ============    ============    ============




                                                        Convertible
                                                        Preferred                   Additional
                                                        Stock--        Common        Paid in         Retained
                                                        Series A       Stock         Capital          Deficit
                                                        -----------   -------       ----------       --------

Balance at December 31, 1996 ....................       $   65,500     $     206     $1,273,340     $ (2,804,570)
   Net loss .....................................           --              --             --         (7,599,123)
   Payment on notes receivable ..................           --              --             --               --
   Dividends ....................................           --              --             --           (560,025)
   Exercise of 10,314 options ...................           --                10            775             --
   Addition of redemption feature to Series A
      preferred stock ...........................          (65,500)         --       (1,274,115)      (5,210,383)
   Issuance of 3,495,354 shares convertible
      preferred stock--Series C, net ............           --              --             --               --
   Accretion of redeemable preferred stock to
      redemption value ..........................           --              --             --            (63,243)
                                                         ---------      --------     ----------     ------------
Balance at December 31, 1997 ....................           --               216           --        (16,237,344)
   Net loss .....................................           --              --             --         (3,154,869)
   Dividends ....................................           --              --             --           (516,299)
   Exercise of 119,610 options ..................           --               120          7,444             --
   Issuance of 522,234 warrants .................           --              --          192,000             --
   Issuance of 41,266 warrants for Services .....           --              --           53,650             --
   Accretion of redeemable preferred stock to
      redemption value ..........................           --              --         (150,924)            --
   Compensation related to stock Options ........           --              --           38,000             --
                                                         ---------         --------     ----------     - ----------
Balance at December 31, 1998 ....................           --               336        140,170      (19,908,512)
   Net loss .....................................           --              --             --        (18,498,426)
   Dividends ....................................           --              --             --           (327,484)
   Issuance of 5,197,990 shares of common stock
      in initial public offering ................           --             5,198     69,947,893             --
   Conversion of Series A preferred Stock .......           --            17,685      6,532,315             --
   Conversion of Series C preferred Stock .......           --             9,437     11,635,745             --
   Conversion of notes receivable arising from
      conversion of stock .......................           --              --             --               --
   Accretion of redeemable preferred stock to
      redemption value ..........................           --              --          (50,006)            --
   Redemption of Series B preferred Stock .......           --              --             --               --
   Exercise of 2,227,897 warrants ...............           --             2,228         (1,243)            --
   Exercise of 1,129,947 options ................           --             1,130        574,529             --
   Payment on notes receivable ..................           --              --             --               --
                                                      ---------         --------   ------------     ------------
Balance at December 31, 1999 ....................      $    --          $ 36,014   $ 88,779,403     $(38,734,422)
                                                      =========        =========   ============     ============

                             See accompanying notes.

                            MAPQUEST.COM, INC.

                         STATEMENTS OF CASH FLOWS

                                                                                     Year ended December 31
                                                                                     ----------------------
                                                                           1997              1998           1999
                                                                           ----              -----          -----
Operating activities
Net loss                                                                 (7,599,123)    $ (3,154,869)  $(18,498,426)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation......................................................       816,369        1,074,875      1,499,186
   Amortization......................................................        30,550           30,551         30,551
   Provision for doubtful accounts...................................       262,388          271,598        520,125
   Issuance of warrants for services.................................            --           53,650             --
   Compensation expense related to options...........................            --           38,000             --
   Equity in earnings of joint venture...............................      (256,068)        (291,558)      (241,001)
   Dividends received from joint venture.............................       288,556          285,976        245,500
   Loss (gain) on disposal of property and equipment.................        59,758           (3,089)          (946)
   Changes in operating asset and liabilities
      Accounts receivable............................................    (1,115,351)      (1,449,823)    (5,941,938)
      Accounts receivable--affiliates................................        72,400          (70,489)      (321,231)
      Inventories....................................................    (1,182,649)         321,509        168,007
      Contract work in progress......................................       (60,575)         238,461       (281,637)
      Prepaid expenses and other current assets......................      (724,940)         597,426     (1,686,466)
      Other assets...................................................        14,659          (94,638)      (492,717)
      Accounts payable...............................................       448,374          382,447      1,530,837
      Advanced billings on contracts.................................      (688,387)         151,726        982,595
      Deferred revenue...............................................       396,807          702,629      2,872,777
      Accrued personnel costs and other liabilities..................      (257,500)          99,557      4,783,200
                                                                       ------------     ------------    -----------
Net cash used in operating activities................................    (9,494,732)        (816,061)   (14,831,584)
Investing activities
Property and equipment purchases.....................................    (1,354,690)      (1,062,126)    (4,666,301)
Proceeds from disposal of property and equipment.....................        32,264            4,340            946
Purchases of investments.............................................            --               --    (30,379,644)
Sales and maturities of investments..................................            --               --      6,813,807
                                                                       ------------     ------------    -----------
Net cash used in investing activities................................    (1,322,426)      (1,057,786)   (28,231,192)
Financing activities
Proceeds from note payable...........................................       131,468               --             --
Principal payments on debt...........................................       (32,499)         (51,716)       (48,109)
Net proceeds from issuance of common stock...........................            --               --     69,953,091
Redemption of Series B preferred stock...............................            --               --     (8,659,520)
Net proceeds from issuance of Series C convertible preferred stock...    11,348,874               --             --
Exercise of common stock options and warrants........................           785            7,560        576,644
Principal payments received on notes receivable for stock............        21,132               --         66,700
Cash dividends paid..................................................       (74,506)              --             --
                                                                       ------------     ------------    -----------
Net cash provided by (used in) financing activities..................    11,395,254          (44,156)    61,888,806
                                                                       ------------     ------------    -----------
Net increase (decrease) in cash and cash equivalents.................       578,096       (1,918,003)    18,826,030
Cash and cash equivalents at the beginning of year...................     1,903,994        2,482,090        564,087
                                                                       ------------     ------------    -----------
Cash and cash equivalents at the end of the year.....................  $  2,482,090     $    564,087    $19,390,117
                                                                       ============     ============    ===========
Supplemental cash flow information
Stock dividends paid on Preferred Stock Series B.....................  $    484,306     $    516,299    $   327,484
                                                                       ============     ------------    -----------
Dividends accrued on Preferred Stock Series B........................  $     19,540     $         --    $        --
                                                                       ============     ============    ===========
Notes receivable received for stock..................................  $    224,135     $         --    $        --
                                                                       ============     ============    ===========

                                             See accompanying notes.

                               MAPQUEST.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999

1.   Business and Accounting Policies

Business

     In January 1999, GeoSystems Global Corporation changed its name to MapQuest.com, Inc. MapQuest.com, Inc. ("MapQuest" or the "Company") is an online provider of mapping and destination information through its Website, mapquest.com. MapQuest's proprietary integration and editing of geographic databases enable it to provide comprehensive mapping solutions to businesses and provide customized maps, destination information and driving directions to consumers. Consumers can also purchase maps and cartography information from MapQuest's MapStore located on mapquest.com. In 1999 MapQuest began to focus on developing wireless and voice applications that allow MapQuest users to access driving directions and find information about various points of interest.

     MapQuest is also a United States provider of traditional digital mapping products and services to the educational, reference, directory, travel and governmental markets. In addition, companies that incorporate call centers, CD-ROMs or stand-alone driving direction kiosks into their information delivery strategy require non-Internet customized mapping solutions. MapQuest has developed its map-enabling software to promote the rapid development of mapping applications in these environments.

Revenue Recognition

     Contracts with businesses for Internet products and services are generally entered into on an annual basis and consist of a one-time setup fee and annual service or license fee. The one-time setup fee is based on costs incurred to initially integrate the website connection and is recognized upon installation of the connection. The remaining service or license fee is recognized ratably over the contract period. Revenues recognized under this method are included in the statements of operations as business revenues.

     Royalty revenues are recognized when earned based on the revenues generated by the sale of a licensed product or based on the minimum royalty provisions in the related contract. Revenue from the sale of licenses to its customers for the use of MapQuest's geographic systems or products are generally recognized upon delivery of the licensed systems or products if no significant obligations exist. Revenue from maintenance or upgrade obligations are recognized ratably over the obligation period. MapQuest's license agreements have terms generally ranging from one to three years. Substantially all revenues recognized under these methods are included in the statements of operations as business revenues.

     Revenues from long-term fixed price contracts for the development of customized geographic and cartographic data are recognized on the percentage of completion method, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract. Revenues recognized in excess of amounts billed are classified as contract work in progress. Amounts billed to clients for contracts in excess of revenues recognized to date are classified as advance billings on contracts. Revenues recognized under this method are included in the statements of operations as digital mapping revenues.

     Advertising revenue is recognized ratably over the period in which the advertisements are displayed, provided that no significant obligations remain and collection of the resulting receivable is probable. The duration of MapQuest's advertising arrangements may range from one month to one year. MapQuest may guarantee its advertisers a pre-set level of impressions during the contract period. To the extent minimum guaranteed impression levels are not met ratably over the contract period, MapQuest defers recognition of the corresponding pro-rata portion of the revenues relating to such unfulfilled obligations until the guaranteed impression levels are achieved. Revenues recognized under this method are included in the statements of operations as consumer revenues.

                               MAPQUEST.COM, INC.

                                December 31, 1999

     Barter revenues are recognized in connection with agreements in which MapQuest receives advertising or other goods and services in exchange for content or advertising on mapquest.com. Barter transactions are recorded at the lower of estimated fair value of the goods or services received or the estimated fair value of the content or advertisements given. Barter transactions accounted for approximately 1%, 2% and 2% of revenues during 1997, 1998 and 1999, respectively. Revenues recognized under this method are included in the statements of operations as consumer revenues.

     Revenues from all other services provided and products sold or licensed are recognized when the services are rendered or delivery of the product is made and no significant MapQuest obligations remain outstanding. Revenues recognized under this method are included in the statements of operations as digital mapping or business revenues.

Product Development

     Product development expenses in the accompanying statements of operations include the costs to develop new products and services and to modify existing products and services, including software and data. These costs consist primarily of salaries for product development personnel and related expenses, contract labor expense, and consulting fees. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon MapQuest's product development process, technological feasibility is established upon completion of a working model. Costs incurred by MapQuest between completion of the working model and the point at which the product is ready for general release were insignificant in 1997 and 1998. In 1999, MapQuest capitalized $298,178 of software development costs.

Statements of Cash Flows

     For purposes of the statements of cash flows, MapQuest considers all cash and highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investments

     The Company invests certain of its excess cash in debt instruments of the U.S. Government and its agencies, and of high quality corporate issuers. All highly liquid instruments with original maturities greater than three months but less than twelve months when purchased are considered short-term investments. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," MapQuest classifies its investment securities as available-for-sale. Unrealized holding gains and losses at December 31, 1999 were not significant.

Fair Values of Financial Instruments

     The carrying amounts of cash and cash equivalents, short-term investments, notes receivable and notes payable approximate fair value because of the short-term maturity of these instruments.

Inventories

     Inventories are carried at the lower of cost or market using the first-in, first-out (FIFO) method.

Property and Equipment

     Property and equipment consisting primarily of computer hardware are stated at historical cost. Depreciation is computed principally using the straight-line method over the estimated useful life of assets ranging from 3 to 5 years.

                               MAPQUEST.COM, INC.

                                December 31, 1999


Goodwill

     Goodwill, principally from the acquisition of Maryland Cartographics, Inc. in July 1994, represents the excess of cost over fair value of net assets acquired and is being amortized over 10 years using the straight-line method.

Accounting for Stock-Based Compensation

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method. The Company accounts for its stock-based compensation plans in accordance with the provisions of APB 25.

Advertising Costs

     Advertising costs are expensed as incurred. Advertising costs for 1997, 1998 and 1999 amounted to approximately $779,000, $742,000 and $4,563,710, respectively, and include barter advertising costs for 1997, 1998 and 1999 of $148,000, $538,000 and $777,000, respectively.

Investment in Joint Venture

     The Company's 50 percent-owned joint venture, Donnelly Spatial Data LP, is accounted for by the equity method. The joint venture is engaged in providing, among other things, highway trip routing products and services. Income from the joint venture is included as a component of Other Income and was approximately $256,000 in 1997, $292,000 in 1998 and $241,000 in 1999.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

General and Administrative Expenses

     The Company recorded $1.7 million of non-recurring expenses in the fourth quarter of 1999. These consisted of charges related to transaction costs associated with potential acquisitions that were not consummated, and expenses associated with certain third-party patented technology used by mapquest.com.

New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial
Statements." SAB 101, as amended, provides additional guidance in applying generally accepted accounting principles for revenue recognition in financial statements. MapQuest plans to adopt any changes it believes to be mandated by the SAB no later than the second quarter of 2000. MapQuest does not expect the SAB to have a material impact on the financial position or results of operations of MapQuest.

                               MAPQUEST.COM, INC.

                                December 31, 1999


2.   Merger with America Online, Inc.

     On December 22, 1999, the Company announced that it will be acquired by America Online in an all-stock transaction pursuant to a merger agreement executed on December 21, 1999. Shareholders of MapQuest will receive 0.31558 shares of America Online common stock for each share of MapQuest common stock. The transaction is expected to close in the spring of 2000, subject to various conditions including customary regulatory approvals and the approval of MapQuest shareholders. The transaction will be accounted for as a pooling-of-interests by America Online.

3.   Debt Arrangements

     MapQuest had a $5,000,000 secured line of credit with a financial institution payable on demand. Borrowings under the line of credit were limited to 80% of MapQuest's qualified accounts receivable that were within 90 days of invoice. Under the agreement, MapQuest could choose an interest rate based on the following options: prime rate, a fixed rate as offered by the bank from time to time for varying periods up to 180 days, or at the LIBOR rate plus 1.75% for periods of 30, 60, 90 or 180 days. No amount was drawn on the line at December 31, 1998 or 1999. As of December 31, 1999, the line of credit had expired.

     MapQuest entered into a promissory note during 1997. Terms of repayment required thirty consecutive monthly payments of principal and interest. Interest on the outstanding principal was fixed at a rate of 9%. This note was satisfied during 1999.

4.   Inventories

     Inventories are comprised of the following:

                                                  December 31
                                         --------------------------
                                              1998           1999
                                         --------------------------
Materials.............................   $   96,006      $   52,219
Work-in process ........................    336,123         143,313
Finished goods .........................    932,479       1,001,070
                                         ----------      ----------
                                         $1,364,608      $1,196,602
                                         ==========      ==========


5.       Preferred Stock and Stockholders' Equity

Restated Certificates of Incorporation

     On July 17, 1997, MapQuest filed a Restated Certificate of Incorporation with the State of Delaware in conjunction with the purchase and sale of Series C Preferred Stock. The Restated Certificate of Incorporation authorized MapQuest to issue 35,000,000 shares, of which 20,000,000 shares were designated Common Stock and 15,000,000 shares were designated Preferred Stock. Of the Preferred Stock, 6,550,000 shares were designated Series A Preferred, 2,000,000 shares were designated Series B Preferred, 3,800,000 shares were designated Series C Preferred and 2,650,000 shares were undesignated as to series.

     On April 27, 1999, MapQuest filed a Restated Certificate of Incorporation with the State of Delaware in conjunction with the Company's initial public offering. The Restated Certificate of Incorporation authorizes MapQuest to issue 105,000,000 shares, of which 100,000,000 shares are designated Common Stock and 5,000,000 shares are undesignated Preferred Stock. This Restated Certificate of Incorporation became effective upon the effectiveness of MapQuest's registration statement in connection with its initial public offering.

                               MAPQUEST.COM, INC.

                                December 31, 1999


Initial Public Offering

     During April 1999, the Board of Directors and the stockholders authorized a 2.7-for-1 split of MapQuest's common stock. In addition, the Board of Directors and the stockholders authorized and approved the amendment and restatement of MapQuest's Certificate of Incorporation such that MapQuest has the authority to issue an aggregate of 105,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, par value $0.01 per share. This amended and restated Certificate of Incorporation became effective upon the effectiveness of
MapQuest's registration statement for its initial public offering. All references to common shares, per common share, and par value per common share in the financial statements give retroactive effect to the common stock split and change in par value per common share. Upon the effectiveness of MapQuest's registration statement for its initial public offering, MapQuest adopted the 1999 Stock Plan pursuant to which 3,645,000 shares of common stock were reserved for future issuance and established an employee stock purchase plan under which a total of 1,755,000 shares of common stock could be made available for sale. In connection with the merger with America Online, Inc. (see Note 2), MapQuest is precluded from implementing the employee stock purchase plan.

     In May 1999, MapQuest completed an initial public offering of 4,600,000 shares of its common stock at a public offering price of $15 per share, which generated approximately $61.6 million in net proceeds to MapQuest.

     Upon the closing of MapQuest's initial public offering in May 1999, all of the outstanding shares of MapQuest's Series A and Series C Preferred Stock were converted into 27,122,455 shares of common stock and all of the outstanding shares of MapQuest's Series B Preferred Stock were redeemed for approximately $8.7 million.

     During June 1999, in connection with MapQuest's initial public offering, the underwriters of the offering exercised an over-allotment option for 597,990 shares of MapQuest's common stock at the initial public offering price of $15 per share, which generated approximately $8.3 million in net proceeds to MapQuest.

Series A Preferred Stock

     As of December 31, 1997 and 1998, and through its initial public offering, MapQuest was authorized to issue 6,550,000 shares of noncumulative, convertible, voting Series A Preferred Stock. Effective July 17, 1997, a redemption feature was added and the issued and outstanding shares were reclassified outside of stockholders' equity. Each share of Series A Preferred Stock automatically converted into 2.7 shares of Common Stock upon the closing of MapQuest's initial public offering during May 1999. Each share of Series A Preferred Stock issued and outstanding had a number of votes equal to the number of shares into which such share of Series A Preferred Stock were then convertible. The Series A Preferred Stock was redeemable at the option of the holders under certain circumstances. No dividends could be paid on the Series A Preferred Stock unless MapQuest had fulfilled its dividend obligations on the Series B Preferred Stock and Series C Preferred Stock. The Series A Preferred Stock had an annual cash dividend rate of $.075 per share when and as declared by the Board of Directors.

     Pursuant to the terms of the stock purchase agreement dated October 31, 1994, MapQuest sold 215,000 shares of its Series A Preferred Stock at a purchase price of $1 per share to MapQuest's then existing management. The aggregate purchase price of $215,000 was paid $127,500 in cash and $87,500 in notes due October 31, 1999. The notes bear interest at a rate of 7.5% compounded annually. Payments are due annually in an amount that is the lesser of one-fifth of the principal balance or 50% of any bonus to which each employee is entitled. The notes are secured by the shares purchased, with shares released to the extent each note is paid. At December 31, 1998 and 1999, outstanding notes receivable in conjunction with this stock purchase were $35,200 and $0, respectively.

     On March 26, 1996, pursuant to the terms of an Employment Agreement dated October 31, 1994, the Company sold 35,000 shares of its Series A Preferred Stock at a purchase price of $1 per share to a member of MapQuest's then existing management. The aggregate purchase price of $35,000 was paid $3,500 in cash and $31,500 in a note due October 31, 2000. The note bears interest at a rate of 7.5% compounded annually. The repayment terms were modified pursuant to a severance agreement in 1997. The payment of the note, inclusive of interest, is due on the

                               MAPQUEST.COM, INC.

                                December 31, 1999


earlier of September 30, 2000 or the date on which the severed employee transfers all shares of the employee's Series A Preferred Stock or common stock into which they are converted. The note is secured by the shares purchased with shares released to the extent the note is paid. At December 31, 1998 and 1999, outstanding notes receivable in conjunction with this stock purchase were $31,500 and $0, respectively.

Series B Preferred Stock

     As of December 31, 1997 and 1998, and through its initial public offering, MapQuest was authorized to issue 2,000,000 shares of cumulative, redeemable, nonvoting Series B Preferred Stock. Holders of shares of Series B Preferred Stock were entitled to a cumulative dividend, payable semiannually, at the annual rate of $.46125 per share with respect to dividends payable on or prior to December 31, 1997 and $.39975 per share with respect to dividends payable after December 31, 1997. The dividend could be paid in cash or a combination of cash and additional shares of Series B Preferred Stock; however, at least 13.33% of the dividend payable in any period on or prior to December 31, 1997 was payable in cash. As of December 31, 1998, there were no dividends in arrears. The Series B Preferred Stock was redeemable at the option of the holders and MapQuest under certain circumstances.

     During 1997, 1998 and 1999 MapQuest recorded dividends totaling $558,812, $516,299 and $327,484, respectively, on Series B Preferred Stock. These dividends included cash dividends of $74,506, $0 and $0, and stock dividends of $484,306, $516,299 and $327,484, during 1997, 1998 and 1999, respectively. The stock dividends were based on the issuance of additional shares of Series B Preferred Stock of 78,749, 83,951 and 53,250 shares during 1997, 1998 and 1999, respectively, using a value of $6.15 per share.

     The Series B Preferred Stock was redeemed in connection with MapQuest's initial public offering during May 1999.

Series C Preferred Stock

     As of December 31, 1997 and 1998, and through its initial public offering, MapQuest was authorized to issue 3,800,000 shares of noncumulative, redeemable, convertible, voting Series C Preferred Stock. Each share of Series C Preferred Stock automatically converted into 2.7 shares of Common Stock, upon the closing of MapQuest's initial public offering during May 1999. Each share of Series C Preferred Stock issued and outstanding had a number of votes equal to the number of shares into which such share of Series C Preferred Stock were then convertible. The Series C Preferred Stock had an annual cash dividend rate of $.26325 per share when and as declared by the Board of Directors. The Series C Preferred Stock was redeemable at the option of the holders under certain circumstances.

     Pursuant to the terms of the stock purchase agreement dated July 17, 1997, MapQuest sold 3,431,498 shares of its Series C Preferred Stock at a purchase price of $3.51 per share. The aggregate purchase price of $12,044,558 was paid in cash. The difference between the aggregate purchase price net of the warrants issued during 1998 was being accreted to the redemption value through 2002. Accretion totaled $63,243, $150,924 and $50,006 during 1997, 1998 and 1999, respectively.

     On November 1, 1997, MapQuest sold 63,856 shares of its Series C Preferred Stock at a purchase price of $3.51 per share to members of the Company's then existing management. The aggregate purchase price of $224,135 was paid by $224,135 in notes due November 1, 2004. The notes bear interest at a rate of 7.0% compounded annually. Payments are due annually, commencing in the year 2000, in an amount that is the lesser of one-fifth of the principal balance or 50% of any bonus to which each employee is entitled. The note is secured by the shares purchased with shares released to the extent the note is paid. At December 31, 1998 and 1999, outstanding notes receivable in connection with this stock purchase were $224,135.

                               MAPQUEST.COM, INC.

                                December 31, 1999


Employee Stock Purchase Plan

     As of December 31, 1999, 1,755,000 shares of MapQuest's Common Stock were reserved for issuance under the Employee Stock Purchase Plan, under which eligible employees may purchase Common Stock through payroll deductions, which may not exceed 10% of an employee's compensation, subject to certain limitations. In connection with the merger with America Online, Inc. (see Note
2), MapQuest is precluded from implementing the Employee Stock Purchase Plan.

Common Stock

     As of December 31, 1999, MapQuest has a total of 14,046,343 shares of Common Stock reserved for future issuance.

6.   Stock Options and Warrants

     As of December 31, 1999, 5,074,682 shares of MapQuest's Common Stock were reserved for issuance under the MapQuest.com, Inc. 1995 Stock Option Plan, under which the Company may grant stock options to key employees and consultants. Each option entitles the holder to purchase from MapQuest one share of Common Stock at an exercise price which shall not be less than the fair market value of one share of stock on the date of grant. These options vest generally over five years and expire ten years from the date of grant.

     As of December 31, 1999, 3,645,000 shares of MapQuest's Common Stock were reserved for issuance under the 1999 Stock Plan, under which the Company may grant any combination of stock options, stock appreciation rights, restricted or unrestricted share awards, phantom stock and performance awards to employees, officers and directors of MapQuest and its subsidiaries.

                               MAPQUEST.COM, INC.

                                December 31, 1999


     Changes during the years ended December 31, 1997, 1998 and 1999 in options outstanding were as follows:

                                           Number of          Exercise Price
                                            Options             Per Option
                                            -------             ----------
     Balance at January 1, 1997.........   3,207,014          $0.04-$0.37
     Granted during 1997................     933,678             $   0.37
     Exercised..........................      (3,240)            $   0.04
     Exercised..........................      (6,210)            $   0.06
     Exercised..........................        (864)            $   0.37
     Forfeited..........................    (268,855)            $   0.04
     Forfeited..........................     (24,840)            $   0.06
     Forfeited..........................     (80,022)            $   0.37
                                         -----------             --------
     Outstanding at December 31, 1997...   3,756,661          $0.04-$0.37
     Granted during 1998................   2,218,050             $   0.37
     Exercised..........................     (78,570)            $   0.04
     Exercised..........................     (33,750)            $   0.06
     Exercised..........................      (7,290)            $   0.37
     Forfeited..........................    (551,855)            $   0.04
     Forfeited..........................    (135,000)            $   0.06
     Forfeited..........................    (320,596)            $   0.37
                                         -----------             --------
     Outstanding at December 31, 1998...   4,847,650          $0.04-$0.37
     Granted............................   1,629,160        $10.44-$15.25
     Granted............................     307,500        $16.19-$19.69
     Granted............................      29,500        $24.63-$28.00
     Exercised..........................    (565,699)            $   0.04
     Exercised..........................     (16,700)            $   0.06
     Exercised..........................    (507,548)            $   0.37
     Exercised..........................     (40,000)       $10.44-$15.25
     Forfeited..........................        (219)            $   0.04
     Forfeited..........................        (648)            $   0.37
     Forfeited..........................     (92,610)       $10.44-$15.25
     Forfeited..........................     (25,000)       $16.19-$19.69
                                         -----------        -------------
     Outstanding at December 31, 1999...   5,565,386        $ 0.04-$28.00
                                         ===========        =============


     During June 1998, MapQuest accelerated the vesting and extended the exercise period of options in connection with a severance agreement for the former President and recorded compensation expense of $38,000.

     The consummation of the initial public offering during May 1999 resulted in the acceleration of the vesting of 1,484,954 options to purchase common stock and the announcement of the merger with America Online, Inc., on December 22, 1999 resulted in the acceleration of the vesting of 2,273,051 of options to purchase common stock in accordance with the provisions of the 1995 Stock Option Plan and option grant agreements.

     Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if MapQuest had accounted for its employee stock options under the fair value method of that statement. No factor for volatility has been reflected in the option pricing calculation for grants made prior to MapQuest's initial public offering. For grants made subsequent to the initial public offering, MapQuest used a volatility factor of 65.3%. The fair value of the options was estimated at date of grant using a Black-Scholes option pricing model with the following additional assumptions:

                               MAPQUEST.COM, INC.

                                December 31, 1999


                                             1997          1998        1999
                                             ----          ----        ----
     Average risk free interest rate......   6.10%         5.24%       5.00%
     Dividend yield.......................    0.0%          0.0%        0.0%
     Average life......................... 5 years       5 years     5 years


     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because MapQuest stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. MapQuest's pro forma information is as follows:

                                          1997            1998         1999
                                          ----            ----         ----
Pro forma net loss applicable
    to Common Stockholders ..        $(13,432,774)    $(3,822,092) $(20,329,351)
Pro forma basic and diluted
    loss per share ..........        $     (64.43)    $    (12.09) $      (0.91)


     Additional information with respect to outstanding options as of December 31, 1999 is as follows:


                                                                     Options
                                         Options Outstanding       Exercisable
                                    ----------------------------   ----------
                                                Weighted Average
                                    Number of       Remaining       Number of
             Exercise Prices         Options    Contractual Life     Options
             ---------------         -------         ----            -------
$0.04 .....................          943,965        5.7              943,965
$0.06 .....................          148,810        6.5              148,810
$0.37 .....................        2,664,061        7.5            2,664,061
$10.44-$15.25 .............        1,496,550        9.2            1,261,050
$16.19-$19.69 .............          282,500        9.5                 --
$24.63-$28.00 .............           29,500        9.9                 --
                                 -----------                       ---------
$0.04--$28.00 .............        5,565,386                       5,017,886
                                 ===========                       =========


     The weighted average fair value of options granted and priced during 1997, 1998 and 1999 was $0, $0 and $4.54, respectively.

     On December 31, 1998, MapQuest granted 645,570 options for which the exercise price per share was the initial public offering price of $15 per share determined upon completion of the offering MapQuest made during May 1999. Accordingly, these options are excluded from the 1998 disclosures in this Note and are included in the 1999 disclosures as being granted during 1999.

     On December 21, 1999, MapQuest issued to America Online, Inc. an option and reserved common stock in conjunction with the merger agreement for 3,571,661 shares at an exercise price of $27.00 per share.

                               MAPQUEST.COM, INC.

                                December 31, 1999


Warrants

     As of December 31, 1998, there were 390,258 warrants outstanding under which each warrant entitled the holder to purchase one share of MapQuest's common stock for $.04 per share. These warrants were issued in connection with the original Series A Preferred Stock Purchase Agreement dated October 31, 1994.

     As of December 31, 1998, there were 406,709 warrants outstanding under which each warrant entitled the holder to purchase one share of MapQuest's common stock for $1.30 per share. The warrants were issued for $1,000 in connection with the Purchase and Sale of Series C Preferred Stock Agreement.

     As of December 31, 1998, there were 954,147 warrants outstanding under which each warrant entitled the holder to purchase one share of MapQuest's common stock for $1.04 per share. The warrants were issued in connection with a distribution agreement MapQuest executed in 1997. These warrants were valued at $0 on the date of grant using the "Black Scholes" option pricing model.

     As of December 31, 1998, there were 522,231 warrants outstanding under which each warrant entitled the holder to purchase one share of MapQuest's common stock for $.004 per share. The warrants were issued during May 1998 to certain holders of Series C Preferred Stock in connection with the original issuance of the Series C Preferred Stock.

     As of December 31, 1998, there were 41,266 warrants outstanding under which each warrant entitled the holder to purchase one share of MapQuest's common stock for $1.30 per share. The warrants were issued for services rendered by an outside party.

     All of the above warrants were exercised during 1999.

7.   Loss Per Share

     The following table sets forth the computation of basic and diluted loss per share:


                                                             1997           1998            1999
                                                             ----           ----            ----
Numerator:

     Net loss........................................    $(7,599,123)   $(3,154,869)    $(18,498,426)
     Preferred stock dividends.......................       (560,025)      (516,299)        (327,484)
        Accretion of redeemable preferred stock......        (63,243)      (150,924)         (50,006)
        Addition of redemption feature to preferred
           stock.....................................     (5,210,383)            --               --
                                                         ------------   -----------       ----------
        Numerator for loss per share applicable to
           common stockholders.......................    $(13,432,774)  $(3,822,092)    $(18,875,916)
                                                         ============   ===========     ============
Denominator:
Denominator for basic and diluted loss per share--
      weighted-average shares........................         208,499      316,202        22,374,292
                                                         ============  ==============  ============
Basic and diluted loss per common share..............    $    (64.43)  $   (12.09)     $      (0.84)
                                                         ============   ============    ============


                               MAPQUEST.COM, INC.

                                December 31, 1999


     The following securities and number of shares have been excluded from the diluted per share computation as they are antidilutive:

                                                        1997         1998         1999
                                                        ----         ----          ----
Convertible redeemable preferred stock Series A ....  6,550,000    6,550,000         --
Convertible redeemable preferred stock Series C ....  3,495,354    3,495,354         --
Stock options ......................................  3,756,661    4,847,650      5,565,386
Stock warrants .....................................  1,751,114    2,314,611         --


8.   Income Taxes

     No provision for federal income taxes has been recorded as MapQuest has incurred net operating losses during 1997, 1998 and 1999. A provision of less than $1,000 has been recorded during 1999 for state income taxes.

     The tax effects of temporary differences and net operating loss and credit carryforwards that give rise to MapQuest's deferred tax assets and liabilities are as follows:

                                                         December 31
                                                         -----------
                                                      1998           1999
                                                      ----           ----
Current deferred tax assets:
   Allowance for doubtful accounts...........        146,324        128,662
   Other.....................................        496,126        738,146
Non-current deferred tax assets:
   Net operating loss and credit
     carryforwards...........................      4,746,255     16,359,850
   Other.....................................             --         19,504
Valuation allowance for deferred tax assets..     (5,041,399)   (16,870,856)
                                                  ----------    -----------

Total deferred tax assets....................        347,306        375,306

Non-current deferred tax liabilities:
   Depreciation..............................       (347,306)      (375,306)
                                                   ---------      ---------

Net deferred tax assets......................      $      --     $       --
                                                   =========     ==========


     Due to the uncertainty of the realization of the deferred tax assets, a valuation allowance has been provided. The valuation allowance was increased by $2,618,565, $1,374,256 and $11,829,457 for the years ended December 31, 1997,
1998 and 1999, respectively.

     Of the total valuation allowance, $6,358,308 was the result of the exercise of nonqualified stock options during 1999. The tax effect of these transactions for the Company is a compensation deduction for tax purposes totaling the difference between the exercise price and the fair value of the shares on the date of exercise. The exercise of the nonqualified options gave rise to an additional permanent tax deduction of approximately $17,152,000 for the year ended December 31, 1999 included as part of the net operating loss carryforward. In the future, any realized benefit of this amount will be credited to additional paid-in capital and not the statement of operations.

     As of December 31, 1999, MapQuest has net operating loss carryforwards of approximately $44,324,000, which expire between 2009 and 2019, and research and development tax credit carryforwards of approximately $768,000, which expire between 2010 and 2014 for federal tax purposes. The utilization of approximately $10,300,000 of such net operating loss carryforwards is subject to an annual limitation of approximately $1,300,000, pursuant to Section 382 of the Internal Revenue Code.

                               MAPQUEST.COM, INC.

                                December 31, 1999


9.   Segment Information

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. MapQuest evaluates performance based on gross profit and does not allocate assets to the reportable segments since management does not evaluate segment performance based on asset information and common assets are used in the segments. Accordingly, depreciation expense is not included in the information set forth below.

     MapQuest's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.


                                                 Year ended December 31
                                                 ----------------------
                                               1997         1998         1999
                                               ----         ----         ----
                                                      In thousands
Business segment revenues:
   MapQuest business/consumer-trade.....  $  6,038.6   $  7,912.0   $ 19,713.8
   Digital mapping services-trade.......    15,377.1     16,805.1     14,773.3
                                          ----------   ----------   ----------
       Total............................  $ 21,415.7   $ 24,717.1   $ 34,487.1
                                          ==========   ==========   ==========
Business segment profit:
   MapQuest business/consumer...........     1,503.4      3,103.2      9,079.6
   Digital mapping services.............     4,609.9      3,968.1      3,402.4
                                          ----------   ----------   ----------
Total segment profit....................     6,113.3      7,071.3     12,482.0
                                          ----------   ----------   ----------
Reconciling items:
   Operating expenses...................   (14,115.7)   (10,524.1)   (32,843.1)
   Interest income and other ...........       403.3        297.9      1,863.5
                                          ----------   ----------   ----------
Pre-tax loss............................  $ (7,599.1)  $ (3,154.9)  $(18,497.6)
                                          ==========   ==========   ==========


10.  Leases

     MapQuest leases office space, warehouse space and office equipment under operating leases. Future lease commitments are as follows:

          2000....................................      $1,635,311
          2001....................................       1,445,938
          2002....................................       1,415,663
          2003....................................       1,025,138
          2004....................................       1,051,708
          Thereafter..............................       2,797,850
                                                         ---------
                                                        $9,371,608
                                                         ==========

     Rental expense for the years ended December 31, 1997, 1998 and 1999, was approximately $1,131,000, $1,033,000 and $1,514,400, respectively.

                               MAPQUEST.COM, INC.

                                December 31, 1999


11.  Retirement Savings Plan

     MapQuest sponsors a defined contribution retirement savings plan for substantially all of its employees. Employees may elect to defer up to 15% of their salary. MapQuest has the option to match up to 100% of the employees' contribution up to 3% of their salary. The expense incurred related to this plan was $209,235, $189,512 and $297,143 during the years ended December 31, 1997, 1998 and 1999, respectively.

12.  Related Party Transactions

     MapQuest paid a management fee of $75,000 to a stockholder during 1997. In connection with the Purchase and Sale of Series C Preferred Stock Agreement, the $75,000 annual management fee arrangement was terminated effective July 17, 1997. MapQuest incurred rent expense of $35,591 and $16,597 related to leases with one of its stockholders during 1997 and 1998, respectively. MapQuest received a management fee from an affiliate in the amount of $12,000 during 1997, 1998 and 1999. MapQuest recorded sales to its stockholders of $432,320, $513,626 and $514,663 during 1997, 1998 and 1999, respectively. Also, MapQuest recorded sales to other affiliates of $1,290,900, $2,022,000 and $1,998,507 during 1997, 1998 and 1999, respectively. As of December 31, 1999, MapQuest's accounts receivable-affiliates were $449,220.

13.  Concentration of Credit Risk

     For the years ended December 31, 1997, 1998 and 1999, sales to MapQuest's top four customers represented 25%, 18% and 13% of total sales, respectively.

14.  Commitments and Contingencies

Minimum Annual Royalties

     MapQuest has guaranteed payment of the following minimum annual royalties under a distribution agreement for each of the following years:

                                                            Minimum
                                                            Annual
           Year ended December 31                           Royalty
           ----------------------                           -------
           2000....................................       $ 500,000
           2001....................................         500,000
           2002....................................         166,667
                                                         ==========

     MapQuest has a commitment to purchase minimum amounts of advertising pursuant to an advertising agreement for $3,500,000 and $4,500,000 in 2000 and 2001, respectively.

Contingencies

     Pursuant to an indemnity obligation, the Company defended Moore U.S.A., Inc., in a legal proceeding filed by Mark Tornetta on December 14, 1998 in the United States District Court for the Eastern District of Pennsylvania. Mr. Tornetta alleged that Moore U.S.A., Inc. infringed his patent describing a specific method for searching real estate properties. This case was dismissed without prejudice on April 30, 1999.

     Rand McNally has written a letter to National Geographic claiming that National Geographic's laminated maps infringe upon one of its patents. The Company has agreed to take responsibility pursuant to its indemnification obligations and believes that this claim will be settled for approximately $10,000.

                               MAPQUEST.COM, INC.

                                December 31, 1999


     The Company has also been approached by Unisys concerning a license under U.S. Patent No. 4,558,302, which covers certain data compression technology commonly referred to as the Lempel-Zev-Welch or ALZW@algorithm. Unisys and the Company are presently engaged in negotiations concerning a possible settlement. Unisys has not filed a lawsuit, although it has suggested the possibility of litigation to enforce the '302 patent if negotiations are unsuccessful. The Company believes the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position, results of operations, or liquidity. Under the terms of the merger agreement, as described in Note 2, the Company may not settle certain claims without America Online's consent.

     Universal Map Enterprises, Inc. filed a lawsuit against MapQuest and America Online in the United States District Court in the Western District of New York. In that lawsuit, Universal Map Enterprises alleges claims against the Company for breach of contract, conversion and specific performance, and against America Online for tortious interference with business arrangements, in connection with an alleged agreement to sell the Company's online electronic commerce website, MapStore.com, to Universal Map. Since the commencement of the action, Universal Map has subsequently agreed to dismiss America Online from the action without prejudice. Universal Map is seeking to recover $1,000,000 in damages and/or specific performance of the alleged agreement, plus costs and fees. The Company and Universal Map have entered into a stipulation whereby the Company has agreed not to frustrate the ability of Universal Map to enforce a judgment for specific performance against the Company if so rendered. On February 18, 2000, Universal Map filed a motion for summary judgment with the court seeking summary disposition of its claims prior to discovery and trial. MapQuest's opposition to that motion is set to be filed with the court. The Company denies liability and intends to vigorously contest the motion and defend the action. Management does not expect the claim will have a material adverse effect on MapQuest's financial position, results of operations, or liquidity.

     MapQuest periodically receives notices of claims arising out of the normal course of business. Management is not aware of any notices of claims that would have a material adverse effect on MapQuest's financial position, results of operations, or liquidity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The following table sets forth certain information with respect to the executive officers, key employees and directors of MapQuest as of the date of this Report.

Name                         Age                        Position(s)
----                         ---                        -----------
*Michael Mulligan..........    49    Chief Executive Officer, Chairman and
                                       Director
*James Thomas..............    49    Chief Operating Officer, Chief Financial
                                       Officer, Chief Accounting Officer,
                                       Treasurer and Secretary
*William Muenster..........    47    Senior Vice President of Development and
                                       Production
James Hilliard.............    48    Vice President of Digital Mapping Services
James Killick..............    37    Vice President of Product Management
Michael Nappi..............    45    Vice President of Business Solutions
David Ingerman.............    37    Vice President of Marketing
Michael Crosson (1)........    47    Vice President of Advertising Sales
Robert Binford.............    45    Corporate Controller, Assistant Treasurer
                                       and Assistant Secretary
Robert McCormack (2).......    60    Director
John Moragne (3)...........    43    Director
Daniel Nova (3)............    38    Director
Carlo von Schroeter (2)....    36    Director
C. Richard Allen (4).......    46    Director
---------------------------------
* Denotes executive officer.
(1) Served as Vice President of Advertising Sales during fiscal year 1999 and resigned his position as of March 6, 2000.
(2) Member of Audit Committee.
(3) Member of Compensation Committee.
(4) Served as director of MapQuest during fiscal year 1999 and resigned as director as of December 22, 1999.

     Michael Mulligan has served as Chief Executive Officer and Chairman of MapQuest since August 1998. From May 1995 to June 1998, Mr. Mulligan was Senior Vice President and General Manager of Corporate Services Interactive at American Express Travel Related Services, where he was responsible for developing and implementing American Express' interactive travel strategy. Mr. Mulligan was an independent consultant to various companies from October 1994 to April 1995. From September 1993 to October 1994, Mr. Mulligan served as Chief Operating Officer of Official Airline Guide, an airline information publishing company. Mr. Mulligan holds a B.A. from Wheeling College and an M.B.A. from Harvard Business School.

     James Thomas has served as Chief Financial Officer of MapQuest since July 1995 and as Chief Operating Officer of MapQuest since June 1997. From September 1994 to June 1995, Mr. Thomas was an independent consultant. From July 1993 to August 1994, Mr. Thomas was President of the publishing division of Sierra On-Line, Inc., a multimedia entertainment publisher and developer. Mr. Thomas holds a B.S. from the Florida Institute of Technology and an M.B.A. from the University of Virginia.

     William Muenster has served as Senior Vice President of Development and Production of MapQuest since September 1997. From February 1995 to August 1997, Mr. Muenster served as Unit President of MapQuest's Mapping Products and Services Group. From November 1993 to February 1995, Mr. Muenster served as
MapQuest's Vice President of Operations. Mr. Muenster holds a B.A. from the University of Virginia and an M.I.M. from the American Graduate School.

     James Hilliard has served as Vice President of Digital Mapping Services of MapQuest since October 1998. From June 1996 to October 1998, Mr. Hilliard served as MapQuest's Vice President of Sales and Marketing for

Mapping Products and Services. From July 1993 to June 1996, Mr. Hilliard served as MapQuest's Director of Publisher Services. Mr. Hilliard holds a B.B.A. and an M.S. from the University of Wisconsin.

     James Killick has served as Vice President of Product Management of MapQuest since January 1998. From January 1997 to January 1998, Mr. Killick was MapQuest's Director of Product Management. From January 1996 to January 1997, Mr. Killick served as MapQuest's Director of Data Products. From January 1995 to January 1996, Mr. Killick was Director of Product Marketing at Etak, Inc., a mapping database company. From January 1994 to January 1995, Mr. Killick served as Director of Map Data Products at Etak, Inc. Mr. Killick holds a B.Sc. from the University of York, England.

     Michael Nappi has served as Vice President of Business Solutions of MapQuest since October 1997. From September 1995 to October 1997, Mr. Nappi served as MapQuest's Director of Business Development. Mr. Nappi held various sales positions with MapQuest from May 1992 to September 1995. Mr. Nappi holds a B.A. and a B.S. from Kent State University.

     David Ingerman has served as Vice President of Marketing of MapQuest since January 1999. From June 1998 to December 1998, Mr. Ingerman was President of Internet Marketing Associates Consulting, a consulting firm focusing on applying direct marketing disciplines to the Internet. From August 1984 to May 1998, Mr. Ingerman held various marketing positions at American Express. Mr. Ingerman holds a B.A. from the University of Pennsylvania and an M.B.A. from Columbia Business School.

     Michael Crosson has served as Vice President of Advertising Sales of MapQuest since January 1999. From March 1998 to January 1999, Mr. Crosson served as the Managing Director of Eastern Sales for NetRatings, a web audience measurement company. From January 1993 to March 1998, Mr. Crosson operated his own consulting business, developing strategic advertising and partnerships for websites. From April 1992 to August 1996, Mr. Crosson served as Director of Online Publishing at Scholastic, Inc., a publishing company. Mr. Crosson holds a B.A. from the University of Arizona. Mr. Crosson resigned from his position with MapQuest effective as of March 6, 2000.

     Robert Binford has served as Corporate Controller of MapQuest since January 1995. From February 1991 to January 1995, Mr. Binford served as a Financial Manager of MapQuest. Mr. Binford holds a B.S. from the University of Kentucky.

     Robert McCormack has served as a director of MapQuest since May 1998 and previously served as a director of MapQuest from November 1994 to July 1997. Since 1993, Mr. McCormack has been a managing director of Trident Capital, Inc., the general partner of Trident Capital, L.P., a private equity investment firm. Mr. McCormack serves on the board of directors of Illinois Tool Works, Inc. and DeVry, Inc. Mr. McCormack holds a B.A. from the University of North Carolina and an M.B.A. from the University of Chicago.

     John Moragne has served as a director of MapQuest since November 1994 and was Chairman of the board of directors of MapQuest from November 1994 until July 1997. Since 1993, Mr. Moragne has been a managing director of Trident Capital, Inc., the general partner of Trident Capital, L.P., a private equity investment firm. Mr. Moragne serves on the board of directors of Daou Systems, Inc. Mr. Moragne holds a B.A. from Dartmouth College, an M.S. from Stanford University and an M.B.A. from Stanford Business School.

     Daniel Nova has served as a director of MapQuest since July 1997. Since August 1996, Mr. Nova has served as a general partner of Highland Capital Partners, a venture capital firm. Previously, he was a general partner of CMG@Ventures from January 1995 to August 1996 and a Senior Associate at Summit Partners from June 1991 to January 1995. Mr. Nova is a director of eToys, an online retailer of toys, Lycos, Inc., an online portal and several private companies. Mr. Nova received a B.S. in Computer Science and Marketing with honors from Boston College and an M.B.A. from Harvard Business School.

     Carlo von Schroeter has served as a director of MapQuest since July 1997. Mr. von Schroeter is a General Partner of Weston Presidio Capital, a private equity partnership with over $900 million under management. Prior to joining Weston Presidio Capital at its inception in September 1992, Mr. von Schroeter was a Vice President with

Security Pacific Capital. Mr. von Schroeter serves on the boards of directors of NOVA Pb, U.S. Netting, Star International Holdings, and The Lion Brewery. Mr. von Schroeter holds a B.S. from Queen's University, Canada and an M.B.A. from Harvard Business School.

     C. Richard Allen has served as a director of MapQuest since May 1998. Since December 1997, Mr. Allen has served as the President and Chief Executive Officer of National Geographic Holdings, Inc. Mr. Allen is also the Chief Executive Officer of National Geographic Ventures, a position he has held since October 1997. From December 1995 to October 1997, Mr. Allen was a Senior Vice President of Discovery Communications, Inc., and from February 1993 to December 1995, Mr. Allen was Deputy Assistant to the President of the United States. Mr. Allen serves on the boards of directors of National Geographic Ventures, National Geographic Television, National Geographic Holdings, Inc., National Geographic Channel and Destination Cinema, Inc. Mr. Allen holds a B.A. from Dartmouth College and a J.D. from the University of Chicago. Mr. Allen resigned as a director of MapQuest effective as of December 22, 1999.

     Each officer serves at the discretion of MapQuest's board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires MapQuest's directors, executive officers, and persons who own more than 10% of a registered class of MapQuest's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of shares and other equity securities of MapQuest. Directors, officers and greater than 10% shareholders are required to furnish MapQuest with copies of all Section 16(a) forms they file.

     To MapQuest's knowledge, based solely on a review of the copies of such reports furnished to MapQuest, during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its directors, officers and greater than 10% beneficial owners were complied with except (i) David Ingerman filed a delinquent Form 4 reporting four transactions; (ii) each of Michael J. Mulligan, William F. Muenster and James W. Thomas, each an executive officer of MapQuest, filed a delinquent Form 4 reporting one transaction; (iii) each of Michael P. Crosson and William F. Muenster failed to file a Form 4, each reporting one transaction, and each filed a Form 5 on March 16, 2000; (iv) Trident Capital Partners Fund-1, L.P. and Trident Capital Partners Fund-1, C.V., each part of a group that beneficially owns 10% of the shares of MapQuest, failed to file a Form 4, each reporting four transactions, and each filed a Form 5 on March 28, 2000; (v) Donald Dixon, Robert McCormack, a director of MapQuest, John Moragne, a director of MapQuest, and Rockwell Schnabel, each part of the group including Trident Capital Partners Fund-1, L.P. and Trident Capital Partners Fund-1, C.V. that beneficially owns 10% of the shares of MapQuest, failed to file a Form 4, each reporting five transactions, and each filed a Form 5 on March 23, 2000; (vi) Highland Capital Partners III Limited Partnership and Highland Management Partners III Limited Partnership, each part of a group that beneficially owns 10% of the shares of MapQuest, failed to file a Form 4, each reporting one transaction, and each filed a Form 5 on March 21, 2000; (vii) Daniel J. Nova, a director of MapQuest, Robert Higgins, and Paul Maeder, each part of the group including Highland Capital Partners III Limited Partnership and Highland Management Partners III Limited Partnership that beneficially owns 10% of the shares of MapQuest, failed to file a Form 4, each reporting two transactions, and each filed a Form 5 on March 21, 2000; (viii) Wycliffe Grousbeck, part of the group including Highland Capital Partners III Limited Partnership and Highland Management Partners III Limited Partnership that beneficially owns 10% of the shares of MapQuest, failed to file a Form 4, reporting two transactions, and filed a Form 5 on March 23, 2000; (ix) Weston Presidio Capital II, L.P. and Weston Presidio Capital Management II, L.P., along with Michael Cronin, Philip Halperin, Michael Lazarus and James McElwee, each part of a group that beneficially owns 10% of the shares of MapQuest, failed to file a Form 4, each reporting one transaction, and each filed a Form 5 on March 22, 2000; (x) Carlo A. von Schroeter, a director of MapQuest, part of a group that beneficially owns 10% of the shares of MapQuest, failed to file a Form 4, reporting one transaction, and filed a Form 5 on March 24, 2000 and (xi) C. Richard Allen, a director of MapQuest during the fiscal year 1999, failed to file a Form 4, reporting one transaction, and filed a Form 5 on March 17, 2000.

Director Terms and Compensation

     The members of the board of directors of MapQuest are divided into three classes, each of whose members will serve for a staggered three-year term. Upon the expiration of the term of a class of directors, directors in that class will be elected for three-year terms at the annual meeting of stockholders in the the year in which their term expires. Independent, non-institutional investor directors are paid an annual retainer and will be granted stock options exercisable for shares of common stock. Directors who are also employees of MapQuest or who are affiliated with institutional investors do not receive any additional compensation for serving on the board of directors.

Compensation Committee Interlocks and Insider Participation

     MapQuest's compensation committee currently has two members. In the past, compensation of executive officers of MapQuest has been determined by directors of MapQuest who were not officers of MapQuest. No interlocking relationship exists between MapQuest's board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Limitation of Liability and Indemnification Matters

     MapQuest's certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. The Delaware General Corporation Law provides that the personal liability of a director for monetary damages for breach of his or her fiduciary duties as a director may be eliminated, except for liability for:

o any failure to act in good faith in the best interests of the corporation or its stockholders;

o acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

o unlawful  payments of dividends or unlawful stock  repurchases or redemptions;
  or

o any transaction from which the director derives an improper personal benefit.

     MapQuest's bylaws provide that MapQuest will indemnify its directors and officers and may indemnify its employees and agents to the fullest extent permitted by Delaware law.

     In addition to the indemnification provided for in its certificate of incorporation and bylaws, MapQuest intends to enter into agreements to indemnify its directors and officers. Under these agreements, MapQuest will be obligated to indemnify its directors and officers for expenses, attorneys' fees, judgments, fines and settlement amounts incurred by any director or officer in any action or proceeding arising out of the director's or officer's services as a director or officer of:

o MapQuest;

o any subsidiary of MapQuest; or

o any other company or enterprise to which the person provides services at the request of MapQuest.

     MapQuest believes that these provisions and agreements are necessary to attract and retain qualified individuals to serve as directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth information concerning the compensation received for services rendered to MapQuest by its current executive officers for the year ended December 31, 1999, whose total compensation in 1999 equaled or exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                   Annual           Long-Term
                                                Compensation       Compensation
                                                ------------          Awards
                                                                    Securities
                                              Salary        Bonus    Underlying     All Other
     Name and Principal Position               ($)           ($)     Options     Compensation
----------------------------------------       ---           ---     -------     ------------

Michael Mulligan,
     Chief Executive Officer............     $240,000      $145,000         0        $0

James Thomas, Chief Operating Officer and
     Chief Financial Officer............     $151,250       $43,301         0        $0

William Muenster, Senior Vice President of
     Development and Production.........     $145,839       $36,701    50,000        $0



                        OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information as to options granted to the named executive officers during the year ended December 31, 1999. MapQuest has not granted any stock appreciation rights.


                               Individual Grants
                                -----------------
                                                                                Potential Realizable
                                                                                  Value at Assumed
                               Percent of                                         Annual Rates of
                  Number of   Total Options                                         Stock Price
                  Securities    Granted to                                       Appreciation for
                  Underlying   Employees in      Exercise                         Option Term (1)
                   Options     Fiscal Year      Price Per     Expiration       --------------------
      Name         Granted       Year(2)          Share          Date           5%             10%
      ----         -------       -------          -----          ----          ----           ----
Michael Mulligan..    --            --              --            --            --             --
James Thomas......    --            --              --            --            --             --
William Muenster..  50,000         3.8%           $11.25        9/2/09        $353,753       $896,480


---------------------
(1) Potential realizable values are net of exercise price, but before the payment of taxes associated with exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent MapQuest's estimate or projection of MapQuest's future common stock prices. These amounts represent certain assumed rates of appreciation in the value of the common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.
(2) Based on options to purchase an aggregate of 1,320,590 shares of common stock granted to MapQuest employees during the year ended December 31, 1999.

                AGGREGATED STOCK OPTION EXERCISES IN FISCAL 1999
                        AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information with respect to unexercised options held by the named executive officers as of December 31, 1999. Michael Mulligan exercised 250,000 options on December 22, 1999.

                          Number of Securities          Value of Unexercised
                     Underlying Unexercised Options     In-the-Money Options
                          at December 31, 1999         at December 31, 1999(1)
                          --------------------         -----------------------
          Name       Exercisable    Unexercisable   Exercisable    Unexercisable
          ----       -----------    -------------   -----------    -------------
Michael Mulligan....   1,694,000         --          $37,593,417        --
James Thomas........     515,675         --           11,553,742        --
William Muenster....     512,915       50,000         11,491,572    $565,625
---------------------

(1) These values have been calculated on the basis of the price per share reported on the Nasdaq as of December 31, 1999 for the common stock underlying the options, less the applicable exercise price per share, multiplied by the number of shares underlying such options.

Employment Agreements

     William Muenster Employment Agreement. In October 1994, MapQuest entered into an employment agreement with Mr. Muenster providing for:

o an initial base salary of $82,500, subject to annual increases at the discretion of MapQuest's board of directors;

o incentive compensation of an immediately payable bonus of $10,000 and the right to participate in MapQuest's annual bonus program;

o an annual bonus of 15% of his base salary if MapQuest achieves its annual budget; and

o an additional bonus of up to 15% of his base salary for any other target that the board of directors establishes.

     If MapQuest terminates Mr. Muenster's employment without cause or if he voluntarily terminates his employment, he is entitled to receive severance benefits equal to:

o    any salary and bonus earned through the date of his termination;

o    base salary the six-month period after the date of his termination; and

o    health plan benefits for one year following the date of his termination.

     If Mr. Muenster is terminated by MapQuest for cause, he is entitled to receive:

o    his base compensation;

o all earned and unpaid bonus compensation through the termination date of his employment; and

o    health plan benefits for one year following the date of his termination.

In addition, Mr. Muenster has agreed to confidentiality, non-competition and non-solicitation provisions.

     Michael Mulligan Employment Agreement. On August 10, 1998, MapQuest entered into an employment agreement with Mr. Mulligan providing for:

o an initial base salary of $240,000, subject to annual increases at the discretion of MapQuest's board of directors; and

o incentive compensation of an immediately payable bonus of $145,000 per year, based on objectives and according to a plan to be agreed by Mr. Mulligan and MapQuest's board of directors.

     If MapQuest terminates Mr. Mulligan's employment without cause, he is entitled to receive severance benefits equal to:

o    any salary and bonus earned through the date of his termination; and

o    health  insurance   benefits  for  one  year  following  the  date  of  his
     termination.

     If Mr. Mulligan is terminated by MapQuest for cause or if he resigns following the first anniversary of his employment, he is entitled to receive:

o    his base salary; and

o    all earned and unpaid bonus compensation through his termination date.

     In addition, Mr. Mulligan has agreed to confidentiality, non-competition and non-solicitation provisions.

     In addition, MapQuest granted Mr. Mulligan options to purchase 1,944,000 shares of common stock at an exercise price of $0.37 per share. The options granted under the employment agreement, subject to certain contingencies, vest over four years as follows: 16.67% on August 10, 1998, 16.67% on the date of the initial public offering, 16.67% on each of August 10, 1999, August 10, 2000, August 10, 2001 and August 10, 2002. All of Mr. Mulligan's options vested immediately upon the announcement of MapQuest's merger with America Online.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information concerning the beneficial ownership of common stock of MapQuest as of March 23, 2000 for the following:

o each person or entity who is known by MapQuest to own beneficially more than 5% of the outstanding shares of MapQuest common stock,

o    each of MapQuest's current directors,

o the chief executive officer and each of the other most highly compensated executive officers of MapQuest, and

o    all directors and executive officers of MapQuest as a group.

          The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and any shares that the individual has the right to acquire within 60 days of March 23, 2000 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes or table, each person or entity has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

          The calculation of percentages in the "Percentage of Outstanding Shares" column in the table below is based upon the number of shares of MapQuest common stock issued and outstanding on March 23, 2000, plus shares of MapQuest common stock subject to options held by the respective persons on March 23, 2000 and exercisable within 60 days thereafter.

     Unless otherwise indicated below, the address for each person or entity listed below is:

                  c/o MapQuest.com, Inc.
                  3710 Hempland Road
                  Mountville, PA 17554




                                                           Beneficially Owned Securities
                                                           -----------------------------
                                                                      Number of
                                                                       Shares
                                                                    Beneficially
                                                                        Owned
                                                   Total Number of    Includes
                                                        Shares       Securities    Percentage of
                                                     Beneficially    Underlying     Outstanding
                              Name (1)                Owned (2)        Options        Shares
                              --------                ---------        -------        ------
    Trident Capital Partners Fund--I, L.P. (4)....    9,684,242          --            26.6%
    Trident Capital Partners Fund--I, C.V. (4)....    1,915,731          --             5.3%
        Robert McCormack (3)(5)...................   11,599,973          --            31.8%
        John Moragne (3)(5).......................   11,599,973          --            31.8%
        Rockwell Schnabel (5).....................   11,599,973          --            31.8%
        Donald Dixon (5)..........................   11,599,973          --            31.8%
    Weston Presidio Capital II, L.P. (6)..........    6,844,479          --            18.8%
        Carlo von Schroeter (3)(7)................    6,844,479          --            18.8%
        Michael Cronin (7)........................    6,844,479          --            18.8%
        Michael Lazarus (7).......................    6,844,479          --            18.8%
        James McElwee (7).........................    6,844,479          --            18.8%
        Philip Halperin (7).......................    6,844,479          --            18.8%
    Highland Capital Partners III Limited
       Partnership (8)  ..........................    6,570,665          --            18.0%
    Highland Entrepreneurs' Fund III L.P. (8).....      273,777          --             0.8%
        Daniel Nova (3)(9)........................    6,844,442          --            18.8%
        Robert Higgins (9)........................    6,844,442          --            18.8%
        Paul Maeder (9)...........................    6,844,442          --            18.8%
        Wycliffe Grousbeck (9)....................    6,844,442          --            18.8%
    Michael Mulligan (3)..........................    2,254,542        1,694,000        5.9%
    James Thomas..................................      803,766          515,675        2.2%
    William Muenster .............................      746,390          512,915        2.0%
    Directors & Executive Officers as a group
       (seven persons)............................   29,093,592        2,722,590       74.3%

----------------

(1) C. Richard Allen served as a director of MapQuest during fiscal year 1999 and resigned as a director effective as of December 22, 1999. Mr. Allen is an affiliate of National Geographic Holdings, Inc., a wholly-owned indirect subsidiary of National Geographic Society. As of March 23, 2000, National Geographic Holdings, Inc. held 449,018 shares, which represents 1.2% of MapQuest's outstanding shares as of such date. Mr. Allen disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest, if any. The address of National Geographic Holdings, Inc. is 1145 17th Street, N.W., Washington, DC 20036.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 23, 2000 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.
(3)  Director of MapQuest.

(4) The address of each of Trident Capital Partners Fund--I, L.P. and Trident Capital Partners Fund--I, C.V., as well as Messrs. McCormack, Moragne, Schnabel and Dixon, is 2480 Sand Hill Road, Suite 100, Menlo Park, California 94025.
(5) Includes 9,684,242 shares held by Trident Capital Partners Fund--I, L.P. and 1,915,731 shares held by Trident Capital Partners Fund--I, C.V. Messrs. McCormack, Moragne, Schnabel and Dixon are officers of Trident Capital, Inc., the general partner of Trident Capital, L.P., which is the general partner of Trident Capital Partners Fund--I, L.P. and the investment general partner of Trident Capital Partners Fund--I, C.V., and therefore may be considered to share beneficial ownership of the shares held by each of Trident Capital Partners Fund--I, L.P. and Trident Capital Partners Fund--I, C.V. Messrs. McCormack, Moragne, Schnabel and Dixon disclaim beneficial ownership of shares held by Trident Capital, Inc. and its affiliates, except to the extent of their pecuniary interests, if any.
(6) The address of Weston Presidio Capital II, L.P., as well as Messrs. von Schroeter, Cronin, Lazarus, McElwee and Halperin, is One Federal Street, 21st Floor, Boston, Massachusetts 02110.
(7) Includes 6,844,479 shares held by Weston Presidio Capital II, L.P. Messrs. Cronin, Lazarus, McElwee, von Schroeter and Halperin are the general partners of Weston Presidio Capital Management II, L.P., the general partner of Weston Presidio Capital II, L.P. and therefore may be considered to share the beneficial ownership of the shares held by Weston Presidio Capital II, L.P. Messrs. Cronin, Lazarus, McElwee, von Schroeter and Halperin disclaim beneficial ownership of these shares, except to the extent of their pecuniary interests, if any.
(8) The address of each of Highland Capital Partners III, L.P. and Highland Entrepreneurs' Fund III, L.P., as well as Messrs. Nova, Higgins, Maeder and Grousbeck, is Two International Place, Boston, Massachusetts 02110.
(9) Includes 6,570,665 shares held by Highland Capital Partners III, Limited Partnership and 273,777 shares held by Highland Entrepreneurs' Fund III, L.P. Messrs. Higgins, Maeder, Nova and Grousbeck are the general partners of Highland Management Partners III, L.P., the general partner of Highland Capital Partners III Limited Partnership, and the members of HEF III, L.L.C., the general partner of Highland Entrepreneurs' Fund III, L.P., and therefore may be considered to share the beneficial ownership of the shares held by each of Highland Capital Partners III, Limited Partnership and Highland Entrepreneurs' Fund III, L.P. Messrs. Higgins, Maeder, Nova and Grousbeck disclaim beneficial ownership of these shares, except to the extent of their pecuniary interests, if any.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     MapQuest recorded sales to R.R. Donnelley & Sons Company of $514,663. MapQuest also recorded sales to the National Geographic Society of $1,998,507.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a) The  following  documents  are filed as part of this  report on Form
       10-K:

              1. The following financial  statements of MapQuest.com,  Inc.
                 are included in Item 8:

                      Balance Sheets - December 31, 1999 and 1998

                      Statements of Operations - Years ended December 31, 1999, 1998 and 1997

                      Statements of Changes in Redeemable Preferred Stock, Common Stock, and Other Stockholders' Equity (Deficit) - Years ended December 31, 1999, 1998 and 1997

                      Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

                      Notes to Financial Statements - December 31, 1999

             2.   The   following    financial   statement   schedules   of
                  MapQuest.com, Inc. are included in Item 14(d):

                      Schedule II - Valuation and Qualifying Accounts

             All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    (b)      Reports on Form 8-K.

             A report on Form 8-K was filed on December 27, 1999, reporting the announcement by MapQuest and America Online that they have entered into an Agreement and Plan of Merger.

    (c) The following exhibits are filed as part of this report on Form 10-K:


   EXHIBIT
    NUMBER                              DESCRIPTION
    ------                              -----------

     2.1     Agreement  and Plan of Merger,  dated as of December 21, 1999,
             among  America  Online,   Inc.,  MQ   Acquisition,   Inc.  and
             MapQuest.com, Inc., including the Stockholders Agreement and the Stock Option Agreement**
     3.1     Restated Certificate of Incorporation of MapQuest.com, Inc.*
     3.2     Restated  By-laws of  MapQuest.com,  Inc.*
     10.1 Cartographic Product Development, Publishing, Marketing and Distribution Agreement, dated as of April 22, 1997, between National Geographic Society, National Geographic Holdings, Inc., and MapQuest.com, Inc.*
     10.2 Employment Agreement, dated as of August 10, 1998, between Michael Mulligan and MapQuest.com, Inc.*
     10.3 Employment Agreement, dated as of October 31, 1994, between William Muenster and MapQuest.com, Inc.*
     10.4    MapQuest.com,  Inc. 1995 Stock Option Plan*
     10.5    Amendment No. 1 to MapQuest.com, Inc. 1995 Stock Option Plan*
     10.6    Amendment No. 2 to MapQuest.com, Inc. 1995 Stock Option Plan*
     10.7    Amendment No. 3 to MapQuest.com, Inc. 1995 Stock Option Plan*
     10.8    Amendment No. 4 to MapQuest.com, Inc. 1995 Stock Option Plan*
     10.9    MapQuest 1999 Employee Stock Purchase Plan*
     10.10   MapQuest 1999 Stock Plan*
     21.1    Subsidiaries of MapQuest
     27.1    Financial Data Schedule


    * Incorporated by reference to the exhibits filed with the Registration Statement on Form S-1 of MapQuest.com, Inc. filed with the Securities and Exchange Commission on May 3, 1999 (Commission File No. 333-72667) and all supplements thereto.

    ** Incorporated by reference to the exhibits filed with the Report on Form 8-K of MapQuest.com, Inc. filed with the
            Securities and Exchange Commission on December 27, 1999 (Commission File No. 000-25877) and all supplements thereto.

     (d)


                                         Schedule II - Valuation and Qualifying Accounts

                                                        MapQuest.com, Inc.

                   COL. A                          COL. B           COL. C            COL. D           COL. E
                   ------                          ------           ------            ------           ------

                                                                   Additions
                                                Balance at         ---------
                                                Beginning of     Charged to Costs   Deductions--    Balance at End
                 Description                      Period           and Expenses       Describe        of Period
                 -----------                      ------           ------------       --------        ---------
Year Ended December 31, 1999:
     Reserves and allowances deducted from
         asset accounts:
              Allowance for uncollectible
                  accounts...............     $     469,726    $     520,125     $     388,225(1)    $  601,626
Year Ended December 31, 1998:
     Reserves and allowances deducted from
         asset accounts:
              Allowance for uncollectible
                  accounts...............     $     407,136    $     271,598     $     209,008(1)    $  469,726
Year Ended December 31, 1997:
     Reserves and allowances deducted from
         asset accounts:
              Allowance for uncollectible
                  accounts...............     $     433,672    $     262,388     $     288,924(1)    $  407,136


----------
   (1)    Uncollectible accounts written off, net of recoveries.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  MAPQUEST.COM, INC


                                                  By:___________________________
                                                       James Thomas
                                                       Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Date: _____________, 2000                           By:
                                                         Name
                                                         Title:

Date: _____________, 2000                           By:
                                                         Name
                                                         Title:

Date: _____________, 2000                           By:
                                                         Name
                                                         Title:

Date: _____________, 2000                           By:
                                                         Name
                                                         Title:

                                                                    Exhibit 21.1


                            Subsidiaries of MapQuest


MapQuest.com Europe, B.V. - 100% direct wholly-owned subsidiary of MapQuest, organized in accordance with the laws of The Netherlands.


Donnelley Spatial Data, LP - 50% owned by MapQuest, a joint venture formed by MapQuest and Spatial Data Sciences, Inc., a limited partnership organized in the State of Delaware.