Form 10-Q
period 2000-03-31
MAPQUEST COM INC
filed 2000-05-15
CIK 1078284

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________


Commission File Number: 333-72667


                               MapQuest.com, Inc.
                               ------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         ALTHOUGH THE REGISTRANT  HAS FILED ALL REPORTS  REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS, THE REGISTRANT DID NOT BECOME SUBJECT TO SUCH FILING REQUIREMENTS UNTIL THE REGISTRATION OF CERTAIN SHARES OF ITS COMMON STOCK PURSUANT TO A REGISTRATION STATEMENT ON FORM S-1 (NO.333-72667) (THE "REGISTRATION STATEMENT") WAS DECLARED EFFECTIVE BY THE SECURITIES AND EXCHANGE COMMISSION ON MAY 3, 1999.

         The number of shares outstanding of the Registrant's classes of common stock as of March 31, 2000 was 36,474,367.

                               MAPQUEST.COM, INC.

                                      INDEX

                                                                           PAGE
                                                                           ----

 INDEX                                                                      3

 PART I.  FINANCIAL INFORMATION:                                            4

          ITEM 1.  Financial Statements:                                    4

                   Balance Sheets as of March 31, 2000 (unaudited)
                   and December 31, 1999                                    4

                   Unaudited Statements of Operations for
                   the three months ended March 31, 2000 and 1999           6

                   Unaudited Statements of Cash Flows
                   for the three months ended March 31, 2000 and 1999       7

                   Notes to Unaudited Interim Financial Statements          9

          ITEM 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     14

          ITEM 3.  Quantitative and Qualitative Disclosure About
                   Market Risk                                             18


 PART II. OTHER INFORMATION:                                               19

          ITEM 1.  Legal Proceedings                                       19

          ITEM 2.  Changes in Securities and Use of Proceeds               19

          ITEM 3.  Defaults Upon Senior Securities                         19

          ITEM 4.  Submission of Matters to a Vote of Security Holders     19

          ITEM 5.  Other Information                                       20

          ITEM 6.  Exhibits and Reports on Form 8-K                        20

          ITEM 7.  Signatures                                              20

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                               MAPQUEST.COM, INC.
                                 BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                     December 31,   March 31,
                                                         1999         2000
                                                                   (unaudited)
                                                     -------------------------

                                     ASSETS
 Current assets:


     Cash and cash equivalents                          $19,390      $36,933

     Short-term investments                              23,566        1,996

     Accounts receivable, net of
     allowance for doubtful accounts
     (1999--$602; 2000--$734)                            12,069       13,644

     Accounts receivable - affiliates                       449          342

     Inventories                                          1,197        1,271

     Contract work in progress                              429          822

     Prepaid expenses and other current assets            2,168        2,859
                                                     -------------------------
          Total current assets                           59,268       57,867


 Property and equipment, net of
  accumulated depreciation (1999--$4,933;
  2000--$5,524)                                           5,011        7,137

 Goodwill, net                                              148          140

 Other assets                                               583          437
                                                     -------------------------
          Total assets                                  $65,010      $65,581
                                                     =========================

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:

     Accounts payable                                    $3,246       $3,343

     Accrued personnel costs                              2,393        1,045

     Advance billings on contracts                        1,481        2,896

                                                                    March 31,
                                                     December 31,      2000
                                                         1999      (unaudited)
                                                     -------------------------
     Deferred revenue                                     4,081        5,845

     Other accrued liabilities                            3,952        4,445
                                                     -------------------------
          Total current liabilities                      15,153       17,574
                                                     -------------------------

 Stockholders' Equity:
     Common stock - $.001 par value:
          Authorized shares - 100,000,000
          Issued and outstanding shares,
          36,014,307 in 1999 and
          36,474,367 in 2000                                 36           36

     Notes receivable for common stock                    (224)         (224)

     Additional paid in capital                          88,779       92,121

     Retained deficit                                  (38,734)      (43,926)
                                                     -------------------------
          Total stockholders' equity                     49,857       48,007
                                                     -------------------------
          Total liabilities and stockholders' equity    $65,010      $65,581
                                                     =========================


See accompanying notes to the financial statements.

                               MAPQUEST.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
               (in thousands, except share and per share amounts)


                                                     Three months ended
                                                          March 31
                                                ------------------------------
                                                    1999             2000
                                                ------------------------------

Revenues

  Business                                       $  2,006         $  4,928

  Consumer                                          1,022            2,505
                                                ------------------------------
  Total business and consumer revenues              3,028            7,433

  Digital mapping                                   3,128            2,958
                                                ------------------------------
       Total revenues                               6,156           10,391

Cost of revenues

  Business and consumer                             1,925            4,819

  Digital mapping                                   2,540            2,227
                                                ------------------------------
       Total cost of revenues                       4,465            7,046
                                                ------------------------------
Gross profit                                        1,691            3,345

Operating expenses

  Sales and marketing                               2,809            6,228

  Product development                                 784            1,254

  General and administrative                          938            1,665
                                                ------------------------------
       Total operating expenses                     4,531            9,147
                                                ------------------------------
Operating loss                                     (2,840)          (5,802)

Interest income and expense, net                        2              609

Other income                                           35                1
                                                ------------------------------
Loss before provision for income taxes             (2,803)          (5,192)

Provision for income taxes                              1                -
                                                ------------------------------
       Net loss                                  $ (2,804)        $ (5,192)

Less preferred stock dividends and accretion         (309)               -
                                                ------------------------------
Net loss applicable to common stockholders       $ (3,113)        $ (5,192)
                                                ==============================
Basic and diluted loss per share                 $  (9.26)        $  (0.14)

  Shares used to compute basic and
    diluted loss per share                        336,233       36,135,072

See accompanying notes to the financial statements.

                               MAPQUEST.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                        Three months ended
                                                              March 31
                                                     ---------------------------
                                                       1999               2000
                                                     ---------------------------

 Operating Activities

 Net loss                                            $  (2,804)       $  (5,192)

 Adjustments to reconcile net
   loss to net  cash  used
   in  operating activities:

 Depreciation                                              295              591

 Amortization                                                8                8

 Provision for doubtful accounts                            41              246

 Equity in earnings of joint venture                       (31)             (19)

 Changes in operating assets and liabilities:

     Accounts receivable                                   746           (1,821)

     Accounts receivable - affiliates                      (18)             107

     Inventories                                           189              (74)

     Contract work in progress                            (209)            (393)

     Prepaid expenses and other current assets              70             (691)

     Other assets                                            -              165

     Accounts payable                                     (520)              97

     Advance billings on contracts                         439            1,415

     Deferred revenue                                       (3)           1,764

     Accrued personnel costs and other liabilities       1,123             (855)
                                                     ---------------------------
 Net cash used in operating activities                    (674)          (4,652)

Investing activities

Sales and maturities of short-term investments               -           21,570

Property and equipment purchases                          (622)          (2,717)
                                                     ---------------------------
Net cash provided by (used in) investing activities       (622)          18,853

Financing activities

Borrowings under line of credit                            900                -

Principal payments on debt                                 (14)               -

Exercise of common stock options                             -            3,342
                                                     ---------------------------
Net cash provided by financing activities                  886            3,342
                                                     ===========================
Net (decrease) increase in cash and cash equivalents      (410)          17,543

Cash and cash equivalents, beginning of period             564           19,390
                                                     ---------------------------
Cash and cash equivalents, end of period             $     154       $   36,933
                                                     ===========================
Supplemental cash flow information

Stock dividends paid on Preferred Stock Series B     $     271       $        -
                                                     ===========================

See accompanying notes to the financial statements.

                               MAPQUEST.COM, INC.

                 Notes to Unaudited Interim Financial Statements
                                 March 31, 2000

1.    Merger with America Online, Inc.

On December 22, 1999, the Company announced that it will be acquired by America Online, Inc. in an all-stock transaction pursuant to a merger agreement executed on December 21, 1999. Shareholders of MapQuest will receive 0.31558 shares of America Online common stock for each share of MapQuest common stock. The transaction is expected to close in mid-2000, subject to various conditions including customary regulatory approvals and the approval of MapQuest shareholders. The transaction will be accounted for as a pooling-of-interests by America Online.


2.    Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999 included in MapQuest.com, Inc.'s (MapQuest) Form 10-K for the fiscal year ended December 31, 1999.


3.    Stockholders' Equity

During April 1999, the Board of Directors and the stockholders authorized a 2.7 for 1 split of MapQuest's common stock. In addition, the Board of Directors and the stockholders authorized and approved the amendment and restatement of MapQuest's Certificate of Incorporation such that MapQuest has the authority to issue an aggregate of 105,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, par value $0.01 per share. This amended and restated Certificate of Incorporation became effective upon the effectiveness of
MapQuest's registration statement for its initial public offering. All references to common shares, per common share, and par value per common share in the financial statements for the periods prior to the initial public offering in May 1999 give retroactive effect to the common stock split and change in par value per common share. Upon the effectiveness of MapQuest's registration statement for its initial public offering, MapQuest adopted the 1999 Stock Plan, pursuant to which 3,645,000 shares of common stock were reserved for future issuance, and established an employee stock purchase plan under which a total of 1,755,000 shares of common stock could be made available for sale. In connection with the merger with America Online, Inc., MapQuest is precluded from implementing the employee stock purchase plan.

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


4.    Investments

The Company invests certain of its excess cash in debt instruments of the U.S. Government and its agencies, and of high quality corporate issuers. All highly liquid instruments with an original maturity of three months or less when purchased are considered cash equivalents; those with original maturities greater than three months but less than twelve months when purchased are considered short-term investments. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," MapQuest classifies its investment securities as available-for-sale. Unrealized holding gains and losses at December 31, 1999 and March 31, 2000 were not significant.


5.    Inventories

         Inventories are comprised of the following:

                                               December 31,      March 31,
                                                  1999             2000
                                             -----------------------------
                                                       (in thousands)

                  Materials                  $      52          $      52
                  Work-in-process                  144                471
                  Finished goods                 1,001                748
                                             ---------          ---------
                                             $   1,197          $   1,271
                                             =========          =========

6.    Loss Per Share

The following tables set forth the computation of basic and diluted loss per share:

                                                    Three months ended
                                                         March 31
                                                  ---------------------
                                                  1999             2000
                                                  ---------------------
                                         (in thousands, except loss per share)
Numerator:

    Net loss.......................      $       (2,804)    $      (5,192)
    Preferred stock dividends......                (271)                -

    Accretion of redeemable
      preferred stock..............                 (38)                -
                                         ---------------------------------

    Net loss applicable to
      common stockholders..........      $       (3,113)    $      (5,192)

Denominator:
    Denominator for basic and
      diluted loss per share-weighted
      average shares...............                 336            36,135
                                         ---------------------------------
    Basic and diluted loss
      per common share.............      $        (9.26)    $       (0.14)
                                         ==============     =============

The following securities and number of shares have been excluded from the diluted per share computations as they are antidilutive for the three month periods ended March 31, 1999 and 2000.

                                                        1999         2000
                                                        ------------------
                                                         (in thousands)

 Convertible redeemable preferred stock Series A        6,550           -
 Convertible redeemable preferred stock Series C        3,495           -
 Stock options                                          5,907       5,667
 Stock warrants                                         2,315           -


On December 21, 1999, MapQuest issued to America Online, Inc. an option and reserved common stock in conjunction with the merger agreement for 3,571,661 shares at an exercise price of $27.00 per share. These options have been excluded from the diluted per share computations as they are antidilutive.


7.    Segment Information

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in MapQuest's financial statements included in MapQuest's 1999 Form 10-K. MapQuest evaluates performance based on gross profit and does not allocate assets to the reportable segments since management does not evaluate segment performance based on asset information and common assets are used in the segments.

MapQuest's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

                                                      Three months ended
                                                            March 31
                                                      1999             2000
                                                  ----------------------------
                                                          (in thousands)

Business segment revenues:

  MapQuest business/consumer-trade...........     $   3,028         $   7,433
  Digital mapping services-trade.............         3,128             2,958
                                                  ---------         ---------
       Total                                          6,156            10,391

Business segment profit:

  MapQuest business/consumer ................         1,103             2,614

  Digital mapping services...................           588               731
                                                  ---------         ---------
  Total segment profit.......................         1,691             3,345

Reconciling items:

  Operating expenses.........................        (4,531)           (9,147)

  Interest income and other..................            37               610
                                                  ---------         ---------
Pre-tax loss.................................     $  (2,803)        $  (5,192)
                                                  =========         =========


8.    Contingent Matters

MapQuest has been approached by Unisys Corporation ("Unisys") concerning a license under U.S. Patent No. 4,558,302, which covers certain data compression technology commonly referred to as the Lempel-Zev-Welch or ALZW@algorithm. Unisys and MapQuest are presently engaged in negotiations concerning a possible settlement.

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

On April 6, 2000, Furman Roth, Inc. filed a lawsuit against MapQuest in the Supreme Court of the State of New York, County of New York. In the lawsuit, Furman Roth alleges claims against MapQuest for breach of contract, fraud, quantum meruit and unjust enrichment in connection with alleged services rendered with respect to certain placement of advertising by MapQuest. Furman Roth is seeking to recover $1,575,000 in damages, plus unspecified punitive damages. MapQuest denies liability and intends vigorously to defend against the complaint. Management does not expect the claim will have a material adverse effect on MapQuest's financial position, results of operations, or liquidity.

MapQuest periodically receives notices of claims arising out of the normal course of business. Management is not aware of any notices of claims that would have a material adverse effect on MapQuest's financial position, results of operations, or liquidity.


9.    New Accounting Pronouncements

In  December  1999,  the  Securities  and  Exchange  Commission  released  Staff
Accounting   Bulletin   ("SAB")  No.  101  "Revenue   Recognition  in  Financial
Statements." SAB 101, as amended, provides additional guidance in applying generally accepted accounting principles for revenue recognition in financial statements. MapQuest plans to adopt any changes it believes to be mandated by the SAB no later than the second quarter of 2000. MapQuest does not expect the SAB to have a material impact on the reported financial position or results of operations of MapQuest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following information should be read in conjunction with the historical financial information and the notes thereto included in Item I of this quarterly report on Form 10-Q (The "Form 10-Q" or the "Report") and MapQuest's financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in MapQuest's 1999 Form 10-K.

         THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF MAPQUEST CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND THE FUTURE PERFORMANCE OF MAPQUEST WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. INVESTORS ARE CAUTIONED THAT SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH IN MAPQUEST'S REGISTRATION STATEMENT, PARTICULARLY UNDER THE SECTION ENTITLED "RISK FACTORS." MAPQUEST UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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

         On December 22, 1999, the Company announced that it will be acquired by America Online, Inc. in an all-stock transaction pursuant to a merger agreement executed on December 21, 1999. Shareholders of MapQuest will receive 0.31558 shares of America Online common stock for each share of MapQuest common stock. The transaction is expected to close in mid-2000, subject to various conditions including customary regulatory approvals and the approval of MapQuest shareholders. The transaction will be accounted for as a pooling-of-interests by America Online.

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

RESULTS OF OPERATIONS

Revenues

         Revenues were $6.2 million and $10.4 million for the three months ended March 31, 1999 and 2000, respectively. The increase in revenues is primarily attributable to increased business and consumer Internet related revenues. As a result of MapQuest's increased focus on positioning itself as an Internet company, the number of business customers using MapQuest's Internet mapping services increased from 456 at March 31, 1999 to 1,301 at March 31, 2000, an increase of 185%. The consumer segment also experienced increases in revenue as a result of increased resources devoted to direct sales of advertising in addition to MapQuest's third party advertising seller. These increases reflected in 2000 were partially offset by lower digital mapping services volume as compared to the same period in 1999. For the three months ended March 31, 2000, business and consumer related revenues and digital mapping revenues were 71.5% and 28.5% percent of total revenues, respectively, compared to 49.2% and 50.8% respectively for the three months ended March 31, 1999. MapQuest expects its percentage of business and consumer related revenues to continue to increase in the future.

Cost of Revenues

         Cost of revenues consists primarily of compensation for operations personnel and related operations costs, including depreciation of operating assets, third-party data and royalties, print and paper costs for printed products, and subcontractor costs. Cost of revenues increased from $4.5 million to $7.0 million for the three months ended March 31, 1999 and 2000, respectively. This increase was primarily due to increased costs associated with adding staff and related expenses to support the expansion of our Internet products and services as traffic on the mapquest.com web site grew and as the number of business clients increased.

Business and consumer costs increased by $2.9 million, from $1.9 million for the three months ended March 31, 1999 to $4.8 million for the three months ended March 31, 2000. As a percent of business and consumer revenue, these expenses were 64.8% for the three months ended March 31, 2000 compared to 63.6% for the same period in 1999. The increase in business and consumer costs was primarily related to increased costs associated with adding staff and related expenses to support the expansion of our Internet products and services as traffic on the mapquest.com web site grew and as the number of business clients increased. Digital mapping services costs decreased by $0.3 million, from $2.5 million to $2.2 million for the three months ended March 31, 1999 and 2000, respectively. As a percent of digital mapping services revenue, these expenses were 75.3% for the three months ended March 31, 2000 compared to 81.2% for the same period in 1999. The decrease in digital mapping services costs was primarily related to decreased print and paper costs for printed products as a result of lower digital mapping services revenue.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel-related expenses, sales promotion expenses, public relations expenses and costs of marketing materials. Sales and marketing expenses were $6.2 million, or 59.9% of revenues, for the three months ended March 31, 2000. For the three months ended March 31, 1999, sales and marketing expenses were $2.8 million, or 45.6% of revenues. This period-to-period increase was primarily attributable to MapQuest's marketing promotions and advertising efforts as well as an increase in the number of sales and marketing personnel and related expenses.

         Product Development. Product development expenses consist primarily of the costs of developing new products and services and modifying existing products and services, including software and data. These costs consist primarily of salaries for product development personnel and related expenses, contract labor expense and consulting fees. Product development expenses were $1.3 million the three months ended March 31, 2000, and $0.8 million for the three months ended March 31, 1999. As a percentage of revenues, these expenses were 12.1% and 12.7%, respectively, for the three months ended March 31, 2000 and 1999. This period-to-period increase in dollar amount was primarily attributable to MapQuest's commitment to continue to invest in the development of business and consumer products. The decrease as a percentage of revenue is a result of higher revenues in the first quarter of 2000 versus the first quarter of 1999.

         General and Administrative. General and administrative expenses consist primarily of salaries and related expenses for general corporate functions, including executive, accounting and administrative personnel, and legal expenses. General and administrative expenses were $1.7 million and $0.9 million for the three months ended March 31, 2000 and 1999, respectively. As a percentage of revenues, these expenses were 16.0% and 15.2%, respectively, for the three months ended March 31, 2000 and 1999. This period-to-period increase was primarily attributable to increased salaries, professional service fees and other expenses as a result of company growth. Additional costs related to being a publicly held entity, including additional personnel, as well as directors' and officers' liability insurance and professional services fees were also incurred in 2000.

Income Taxes

         MapQuest paid no income taxes for the three months ended March 31, 1999 and 2000, as MapQuest incurred net operating losses for those periods. Due to the uncertainty of future profitability, MapQuest has not recognized any potential future tax benefits of net operating loss carryforwards.

Liquidity and Capital Resources

         MapQuest has financed its operations to date primarily through the sale of common stock, private placement of equity securities, funds from operations and bank borrowings. As of March 31, 2000, MapQuest had $36.9 million of cash and cash equivalents and $2.0 million in short-term investments.

         MapQuest's days sales outstanding in accounts receivable, calculated on a quarterly basis, were 84 days at March 31, 1999 and 99 days at March 31, 2000. Due to quarter-to-quarter revenue fluctuations, days sales outstanding in accounts receivable may periodically exceed 90 days. The average collection period is a result of the payment practices of some of MapQuest's customers.

         Net cash used in operating activities was $0.7 million for the three months ended March 31,1999, and $4.7 million for the three months ended March 31, 2000. In both periods cash used by operating activities was primarily a result of net losses.

         Net cash used in investing activities was $0.6 million for the three months ended March 31, 1999. This resulted from the purchases of property and equipment. Net cash provided by investing activities was $18.9 million for the three months ended March 31, 2000. This resulted from net sales and maturities of short-term investments of $21.6 million and property and equipment purchases of $2.7 million, which included capitalization of software development costs of $1.0 million.

         Net cash provided by financing activities was $0.9 million for the three months ended March 31,1999, and $3.3 million for the three months ended March 31, 2000. In 1999, the amount resulted primarily from borrowings under the MapQuest line of credit and in 2000 the amount resulted from the exercise of 460,060 stock options.

         MapQuest believes its existing cash and cash equivalents, and short-term investments, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors, including the level of investment we make in new technologies and improvements to existing technologies and the levels of monthly expenses required to launch new products and services.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 8 of the Notes to financial statements.


Item 2.  Changes in Securities and Use of Proceeds

         (a)      Recent Sales of Unregistered Securities

         During the three months ended March 31, 2000 MapQuest issued an aggregate of 581,600 options to purchase its common stock to its employees, with exercise prices ranging from $17.42 per share to $20.75 per share. These issuances were exempt from registration under the Securities Act in reliance on
Section 4(2) of the Securities Act.

         During the three months ended March 31, 2000, employees exercised options to purchase 460,060 shares of common stock of MapQuest at exercise prices ranging from $0.04 to $15.00 per share. These shares of common stock were issued in reliance upon Rule 701 promulgated under the Securities Act.

         (b)      Use of Proceeds from Sales of Registered Securities

         On May 3, 1999, the Securities and Exchange Commission declared MapQuest's Registration Statement on Form S-1 (No. 333-72667) effective. On May 7, 1999, MapQuest completed an initial public offering of an aggregate of 4,600,000 shares of MapQuest Common Stock at an offering price of $15.00 per share. Net proceeds to MapQuest, after deducting underwriting discounts and commissions of $4,830,000 and offering expenses of approximately $2,570,000 were $61,600,000. On June 8, 1999, in connection with the aforementioned initial public offering, the managing underwriters exercised their over-allotment option for 597,990 shares of MapQuest's Common Stock at the initial public offering price of $15 per share, which generated approximately $8.3 million in net proceeds to MapQuest. MapQuest used approximately $8,700,000 of these proceeds to redeem all of the outstanding shares of Series B Preferred Stock. MapQuest has invested the remainder of the net proceeds in short-term, interest bearing investment grade obligations with various maturities ranging from one day to twelve months.


Item 3.  Defaults upon Senior Securities

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.


Item 6.  Exhibits and Report on Form 8-K

         (a)      The following exhibits are filed as part of this report:

                  2.2      Computation  of Basic and Diluted Net Loss per Share:
                           Refer to Note 6 of the Notes to the Financial Statements.

                  27.4     Financial Data Schedule.

         (b) MapQuest did not file any reports on Form 8-K during the three months ended March 31, 2000.


Item 7.  Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 15, 2000                      MAPQUEST.COM, INC.

                                           By: /s/  James Thomas
                                              -----------------------------
                                              Chief Financial Officer and
                                                  Duly Authorized Officer
                                                  (Principal Financial Officer)